Form 10-Q
period 1994-09-30
LOGICON INC /DE/
filed 1994-11-02
CIK 311946

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 1994


                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                         Commission File Number: 1-7777


                                  LOGICON, INC.


         DELAWARE                                     95-2126773
(State or other jurisdiction of                    (IRS Employer
incorporation or organization)                      identification number)


              3701 Skypark Drive, Torrance, California 90505-4794 (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code:  (310) 373-0220


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the previous 12 months (or for such shorter period that the registrant was required to file) and (2) has been subject to such filing requirements for the past 90 days.

                                           [X] Yes    [ ] No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1994.


                                           $.10 par value Common - 6,849,743

                                  LOGICON, INC.
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
            (shares and dollars in thousands, except per-share data)
                                   (unaudited)


                                   For the Three Months   For the Six Months
                                    Ended September 30    Ended September 30
                                    ___________________   __________________
                                        1994      1993       1994      1993
REVENUES:
Services and systems                 $78,884   $82,743   $154,161  $161,543
Interest                                 828       443      1,508       830
                                     _______   _______    _______   _______
                                      79,712    83,186    155,669   162,373
                                     _______   _______    _______   _______
COSTS AND EXPENSES:
Costs of services and systems         65,748    63,056    127,157   127,598
Selling and administrative expenses    6,432     6,630     14,206    15,040
                                     _______   _______    _______   _______
                                      72,180    69,686    141,363   142,638
                                     _______   _______    _______   _______
Income before taxes on income          7,532    13,500     14,306    19,735
Provision for taxes on income         -3,078    -5,522     -5,847    -8,008
                                     _______   _______    _______   _______

Income before cumulative effect
 of a change in accounting principle 4,454 7,978 8,459 11,727 Cumulative effect, on prior years, of change in accounting for taxes
 on income                                                              635
                                     _______   _______    _______   _______
NET INCOME                             4,454     7,978      8,459    12,362

Retained earnings at beginning
 of period                            89,799    84,782     87,742    80,903
Cash dividends (Note 2)                 -554      -509     -1,106    -1,014
Purchase and retirement
 of treasury shares                   -2,388               -3,784
                                     _______   _______    _______   _______
Retained earnings at end of period   $91,311   $92,251    $91,311   $92,251
                                     =======   =======    =======   =======

EARNINGS PER SHARE OF COMMON STOCK:

Before cumulative effect of a change
 in accounting principle                $0.62     $1.05      $1.18     $1.55
Cumulative effect, on prior years,
 of a change in accounting for
 taxes on income                                                        0.08
                                      _______   _______    _______   _______
Net income                              $0.62     $1.05      $1.18     $1.63
                                      =======   =======    =======   =======

Cash dividends per share of
 common stock (Note 2)                  $0.08     $0.07      $0.16     $0.14

Average number of common shares,
 including common stock equivalents     7,177     7,608      7,174     7,561

See notes to consolidated financial statements


                                 LOGICON, INC.
                           CONSOLIDATED BALANCE SHEET
                             (dollars in thousands)



                                                             1994
                                                   _________________________

                                                   September 30    March 31
                                                    (unaudited)
ASSETS:
Current assets:
 Cash and cash equivalents                             $ 37,079    $ 43,389
 Marketable securities                                   37,204      27,350
 Accounts receivable                                     33,693      38,865
 Prepaid expenses                                         1,596       1,129
 Deferred income tax benefits                             6,505       6,387
                                                        _______     _______
 TOTAL CURRENT ASSETS                                   116,077     117,120
Equipment and leasehold improvements, net                 5,382       5,698
Excess of purchase price over net assets
 of businesses acquired, net                              6,297       6,511
                                                        _______     _______
                                                       $127,756    $129,329
                                                        =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
 Accounts payable and other accrued liabilities        $  4,821    $  6,537
 Accrued salaries, wages and employee benefits           19,570      20,990
 Estimated taxes on income                                1,061       4,127
                                                        _______     _______
  TOTAL CURRENT LIABILITIES                              25,452      31,654
                                                        _______     _______

STOCKHOLDERS' EQUITY:

 Common stock $.10 par value - Authorized 40,000,000
  shares, outstanding 6,888,000 and 6,922,000 shares        689         692
 Other paid-in capital                                   14,123      11,976
 Retained earnings                                       91,311      87,742
 Unrealized loss on available for sale securities          -205        -136
 Unearned compensation and notes receivable under
  restricted stock purchase plan                         -3,614      -2,599
                                                        _______     _______
                                                        102,304      97,675
                                                        _______     _______
                                                       $127,756    $129,329
                                                        =======     =======



See notes to consolidated financial statements.

                                  LOGICON, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)



                                                          For the Six Months
                                                          Ended September 30
                                                          __________________

                                                               1994        1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $ 8,459     $12,362

Income charges (credits) not affecting cash--
 Depreciation and amortization                                1,569       1,470
 Amortization of deferred compensation                          280         174
 Effect of change in accounting for
 taxes on income                                                           -635

Changes in assets and liabilities--
 Decrease in accounts receivable                              5,172       9,814
 Increase in deferred income tax benefits                      -118         -68
 Increase in prepaid expenses                                  -467        -385
 Decrease in accounts payable and other
  accrued liabilities                                        -1,716      -2,333
 Decrease in accrued salaries, wages
  and employee benefits                                      -1,420      -4,317
 Increase (decrease) in income taxes payable                 -3,066       1,948
                                                            _______     _______
Net cash provided by operating activities                     8,693      18,030
                                                            _______     _______
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold
 improvements, net of sales                                  -1,039      -1,033
Purchase of available for sale securities                    -9,923
                                                            _______     _______
Net cash used in investing activities                       -10,962      -1,033
                                                            _______     _______

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends (Note 2)                                      -1,106      -1,014
Transactions of stock plans                                   1,034         713
Purchase and retirement of treasury shares                   -3,969
                                                            _______     _______
Net cash used in financing activities                        -4,041        -301
                                                            _______     _______
Net increase (decrease) in cash and cash equivalents         -6,310      16,696
Cash and cash equivalents at beginning
of period                                                    43,389      48,089
                                                            _______     _______
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $37,079     $64,785
                                                            =======     =======
Cash paid for income taxes                                  $ 8,441     $ 5,563
                                                            =======     =======


See notes to consolidated financial statements.

                                  LOGICON, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)




NOTE 1. ACCOUNTING POLICIES.

The consolidated financial information included in this report has been prepared in accordance with the accounting principles reflected in the consolidated financial statements in Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 1994. Results for the six months ended September 30, 1994, are not necessarily indicative of results for the entire year. In the opinion of Company management, all adjustments consisting of recurring accruals and other normal month-end adjustments necessary for a fair presentation of net income for the unaudited six months ended September 30, 1994, and 1993 have been made.

NOTE 2. DIVIDENDS.

On August 1, 1994, the Company declared a quarterly cash dividend of eight cents per share, which was paid on October 11, 1994, to stockholders of record as of September 11, 1994.

                                  LOGICON, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REVENUES AND BACKLOG

The following tables present an analysis of the Company's revenues and backlog by contract type:

                                            Three Months Ended    Six Months Ended
                                               September 30         September 30
_______________________________________________________________________________
(dollars in thousands)                          1994      1993       1994      1993
Revenues from services and systems:
  Cost plus fixed fee                        $19,133   $46,880   $ 37,364   $68,988
  Cost plus award and incentive fee           28,860     9,583     59,935    45,947
  Fixed-price                                 11,596    10,845     19,685    17,792
  Time and material                           19,295    15,435     37,177    28,816
                                             _______   _______    _______   _______
                                             $78,884   $82,743   $154,161  $161,543
                                             =======   =======    =======   =======

                                                                                 At
                                                          At September 30            March 31
______________________________________________________________________________
(dollars in thousands)                          1994      1993                 1994

Backlog:
 Firm Contracts:
  Cost plus fixed fee                     $  164,896  $163,338             $139,118
  Cost plus award and incentive fee          120,039   107,445              102,952
  Fixed-price                                 49,214    20,324               17,919
  Time and material                          103,544    69,783               87,078
                                           _________   _______              _______
                                             437,693   360,890              347,067
                                           _________   _______              _______


Contract options and untasked
indefinite quantity contract values:
  Cost type                                  350,193   271,546              259,882
  Fixed-price                                740,702    96,997               98,521
  Time and material                           21,165    31,615               21,941
                                           _________   _______              _______
                                           1,112,060   400,158              380,344
                                           _________   _______              _______
Total Backlog                             $1,549,753  $761,048             $727,411
                                           =========   =======              =======

Contract revenues during the first half of fiscal year 1995 were five percent lower than in the first half of fiscal year 1994. Backlog at September 30, 1994, including priced options, increased by 104% from backlog at September 30, 1993, and increased by 113% from backlog at March 31, 1994. The large increase in backlog during the first half of fiscal 1995 is primarily attributable to the award of the I-CASE contract to Logicon by the U.S. Air Force Standard Systems Center in April. The estimated value of this contract is $670 million over a 10-year period. Logicon will provide Integrated Computer-Aided Software Engineering (I-CASE) systems to the DOD which will be used to establish software engineering environments and standardize the software development process for automated information systems.

The Company enjoyed a very active booking period during the second quarter of fiscal year 1995, recording $269 million in contract awards. Highlights include: a five-year contract, potentially valued at $135 million, for Logicon's continued support of the U.S. Army's Battle Command Training Program; $28.4 million in additional funding under the JIEO (Joint Interoperability Engineering Organization) contract; a four-year contract with the U.S. Army Reserve Component, potentially valued at $11 million, for support of the Battle Command Staff Training Program at seven Army reserve sites across the U.S.; a six-year contract with the U.S. Air Force, potentially valued at $8.6 million, for development and integration of the B-1B aircraft's mission planning system; a five-year follow-on contract from the U.S. Army, potentially valued at $15.9 million, for combat training simulation support to the XVIII Airborne Corps at five U.S. sites; a five-year follow-on contract from the U.S. Naval Sea Systems Command, potentially valued at $9.1 million, for data link test equipment and services for the Aegis Cruiser shipbuilding program; and a three-year follow-on contract valued at $8.4 million from the U.S. Air Force's Phillips Laboratory for operation and maintenance support for several Laser Site Research Centers.

PROFIT MARGINS


                                        Three Months Ended    Six Months Ended
                                           September 30         September 30
_____________________________________________________________________________
                                           1994      1993       1994      1993

Return on revenue before tax               9.4%     16.2%       9.2%     12.2%
Return on revenue before
cumulative effect                          5.6%      9.6%       5.4%      7.2%
Income tax rate                           40.9%     40.9%      40.9%     40.6%
Return on revenue                          5.6%      9.6%       5.4%      7.6%


Second quarter and six month results for the period ended September 30, 1993, include net income of $3.9 million or 51 cents per share, and revenues of $4 million resulting from the settlement of two claims the Company had filed with the United States Court of Federal Claims. The claims were for increased costs relating to changes in contract requirements for two fixed-price development contracts with the U.S. Navy to provide air traffic controller training systems, which were delivered and accepted by the U.S. Navy in prior periods.
Net income during the first six months of fiscal 1994 was also increased by $635,000, or eight cents per share, as a result of the Financial Accounting Standard No. 109, "Accounting for Income Taxes". These two events added 2.8% to the first half of fiscal 1994 after tax results.

Excluding the non-recurring items mentioned above, after tax results improved for the first half of fiscal year 1995 by .6% over the first half of fiscal year 1994 due to an increase in interest income received on a larger cash and marketable securities portfolio earning interest at a higher short-term rate and improved margins on award fees and time and material contracts.

Days sales in receivables decreased to 40 days for September 30, 1994, from 45 days for March 31, 1994. The Company has adequate cash and credit lines available to fund fluctuations in receivable balances.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $8.7 million in the first half of fiscal 1995 and $18 million in the first half of fiscal 1994, and is the Company's primary source of liquidity. The Company's working capital increased to $90.6 million at September 30, 1994, from $85.5 million at March 31, 1994. The strong working capital position is reflected in the current ratio of 4.6 to 1 at September 30, 1994.

The Company's Consolidated Balance Sheet is exceptionally strong, with no debt. Management believes that the Company's existing capital resources are sufficient to provide for its operating needs and continued growth. A $25,000,000 unsecured line of credit exists to provide working capital for temporary requirements. There were no borrowings under the line during the first half of fiscal year 1995.

PURCHASE OF TREASURY STOCK

The Company purchased 86,300 shares for an aggregate cost of $2.5 million during the second quarter of fiscal year 1995. On August 1, 1994, the Board of Directors renewed the authorization for the Company to spend up to $20 million to repurchase additional shares of the Company's common stock in open market transactions.

                           PART II - OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS.

There are no pending or existing legal proceedings which, in the opinion of Company management, if decided against the Company, would have any material adverse effect on its financial position.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a) Exhibits

   Exhibit
     No.             Description

      4              Instruments defining rights of security holders
                     (a) Common Stock Certificate (1)
                     (b) Stockholder Rights Plan (2)

     11              Statement regarding computation of earnings per share.

     27              Financial Data Schedule


Note:

 (1) Filed with the Securities and Exchange Commission in Form 8-A on December 14, 1984, registration No. 1-7777.

 (2)  Filed with the Securities and Exchange Commission in Form 8-A on May 7,
      1990.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the six months ended September 30, 1994.

                                     LOGICON, INC.


                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Torrance, State of California, on November 1, 1994.



                                                 LOGICON, INC.
                                                 registrant


                                                 RALPH L. WEBSTER


                                                 Ralph L. Webster,
                                                 Vice President -
                                                 Chief Financial Officer

                                                 (Principal Financial Officer
                                                 and Duly Authorized to Sign
                                                 on Behalf of Registrant)

                                                          Exhibit 11


                                  LOGICON, INC.

                        COMPUTATION OF EARNINGS PER SHARE


Earnings per share of common stock, including common stock equivalents, have been computed based on the following weighted average number of shares:

                                      Three Months Ended      Six Months Ended
                                         September 30           September 30

                                       1994        1993       1994        1993

Weighted average number of shares
outstanding during the period     6,902,000   7,254,000  6,895,000   7,226,000

Net additional shares issuable in
connection with dilutive stock
options based upon use of the
treasury stock method based on
average market prices               275,000     354,000    279,000     335,000
                                  _________   _________  _________   _________

Weighted average number of
common shares including common
stock equivalents                 7,177,000   7,608,000  7,174,000   7,561,000
                                  =========   =========  =========   =========




Earnings per share of common stock fully diluted are omitted because there is less than 3% dilution in any period.