Form 10-Q
period 1994-12-31
LOGICON INC /DE/
filed 1995-02-08
CIK 311946

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


               FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 1994


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


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 previous 12 months (or for such shorter period that the registrant was required to file) and (2) has been subject to such filing requirements for the past 90 days.

                                           [X] Yes    [ ] No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1995.


                                           $.10 par value Common - 6,742,567

                                LOGICON, INC.
           CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
          (shares and dollars in thousands, except per-share data)
                                 (unaudited)

                                     For the Three Months  For the Nine Months
                                       Ended December 31     Ended December 31
                                      ___________________    __________________
                                           1994      1993       1994      1993
REVENUES:
Services and systems                    $80,009   $76,955   $234,170  $238,498
Interest                                    891       550      2,399     1,380
                                        _______   _______    _______   _______
                                         80,900    77,505    236,569   239,878
                                        _______   _______    _______   _______
COSTS AND EXPENSES:
Costs of services and systems            66,505    65,505    193,662   193,103
Selling and administrative expenses       6,578     5,295     20,784    20,335
                                        _______   _______    _______   _______
                                         73,083    70,800    214,446   213,438
                                        _______   _______    _______   _______
Income before taxes on income             7,817     6,705     22,123    26,440
Provision for taxes on income            -3,091    -2,765     -8,938   -10,773
                                        _______   _______    _______   _______

Income before cumulative effect
 of a change in accounting principle 4,726 3,940 13,185 15,667 Cumulative effect, on prior years, of change in accounting for taxes
 on income                                                                 635
                                        _______   _______    _______   _______
NET INCOME                              $ 4,726   $ 3,940   $ 13,185  $ 16,302

Retained earnings at beginning
 of period                               91,311    92,251     87,742    80,903
Cash dividends (Note 2)                    -540      -506     -1,646    -1,520
Purchase and retirement
 of treasury shares                      -5,391    -6,885     -9,175    -6,885
                                        _______   _______    _______   _______
Retained earnings at end of period      $90,106   $88,800   $ 90,106  $ 88,800
                                        =======   =======    =======   =======

EARNINGS PER SHARE OF COMMON STOCK:

Before cumulative effect of a change
 in accounting principle                   $ .67     $ .52      $1.85     $2.07
Cumulative effect, on prior years,
 of a change in accounting for
 taxes on income                                                            .08
                                         _______   _______    _______   _______
Net income                                 $ .67     $ .52      $1.85     $2.15
                                         =======   =======    =======   =======
Cash dividends per share of
 common stock (Note 2)                       .08       .07        .24       .21

Average number of common shares,
 including common stock equivalents        7,069     7,592      7,139     7,571

See notes to consolidated financial statements


                               LOGICON, INC.
                         CONSOLIDATED BALANCE SHEET
                           (dollars in thousands)


                                                          1994
                                           __________________________
                                              December 31       March 31
                                              (unaudited)
ASSETS:
Current assets:
 Cash and cash equivalents                       $ 40,968       $ 43,389
 Marketable securities                             29,173         27,350
 Accounts receivable                               35,730         38,865
 Prepaid expenses                                   1,479          1,129
 Deferred income tax benefits                       6,831          6,387
                                                  _______        _______
 TOTAL CURRENT ASSETS                             114,181        117,120

Equipment and leasehold
 improvements, net                                  5,205          5,698
Excess of purchase price over
 net assets of businesses
 acquired, net                                      6,190          6,511
                                                  _______        _______
                                                 $125,576       $129,329
                                                  =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
 Accounts payable and other
  accrued liabilities                            $  5,155       $  6,537
 Accrued salaries, wages and
  employee benefits                                17,912         20,990
 Estimated taxes on income                          1,280          4,127
                                                  _______        _______
  TOTAL CURRENT LIABILITIES                        24,347         31,654
                                                  _______        _______

STOCKHOLDERS' EQUITY:

 Common stock $.10 par value - Authorized
  40,000,000 shares, outstanding 6,725,000
  and 6,922,000 shares                                672            692
 Other paid-in capital                             14,172         11,976
 Retained earnings                                 90,106         87,742
 Unrealized loss on available for sale
  securities                                         -261           -136
 Unearned compensation and notes receivable
  under restricted stock purchase plan             -3,460         -2,599
                                                  _______        _______
  TOTAL STOCKHOLDERS' EQUITY                      101,229         97,675
                                                  _______        _______
                                                 $125,576       $129,329
                                                  =======        =======


See notes to consolidated financial statements.

                                LOGICON, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                           (dollars in thousands)
                                 (unaudited)


                                                             For the Nine Months
                                                             Ended December 31
                                                            __________________

                                                        1994        1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $13,185     $16,302

Income charges (credits) not affecting cash--
 Depreciation and amortization                         2,448       2,383
 Provision for the collectibility of
  accounts receivable                                             -2,000
 Amortization of deferred compensation                   433         294
 Effect of change in accounting for
  taxes on income                                                   -635

Changes in assets and liabilities--
 Decrease in accounts receivable                       3,135      16,605
 Increase in deferred income tax benefits               -444        -861
 Increase in prepaid expenses                           -350        -264
 Decrease in accounts payable and other
  accrued liabilities                                 -1,382      -2,351
 Decrease in accrued salaries, wages
  and employee benefits                               -3,078      -5,704
 Increase (decrease) in income taxes payable          -2,847       1,894
                                                     _______     _______
Net cash provided by operating activities             11,100      25,663
                                                     _______     _______
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold
 improvements, net of sales                           -1,634      -1,836
Purchase of available for sale securities             -1,948     -37,195
                                                     _______     _______
Net cash used in investing activities                 -3,582     -39,031
                                                     _______     _______

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends (Note 2)                               -1,646      -1,520
Transactions of stock plans                            1,364       1,352
Purchase and retirement of treasury shares            -9,657      -7,202
                                                     _______     _______
Net cash used in financing activities                 -9,939      -7,370
                                                     _______     _______
Net decrease in cash and
 cash equivalents                                     -2,421     -20,738
Cash and cash equivalents at beginning
 of period                                            43,389      48,089
                                                     _______     _______
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $40,968     $27,351
                                                     =======     =======
Cash paid for income taxes                           $11,956     $ 8,944
                                                     =======     =======

See notes to consolidated financial statements.


                                LOGICON, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (unaudited)




NOTE 1. ACCOUNTING POLICIES.

The consolidated financial information included in this report has been prepared in accordance with the accounting principles reflected in the consolidated financial statements in Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 1994. Results for the nine months ended December 31, 1994, are not necessarily indicative of results for the entire year. In the opinion of Company management, all adjustments consisting of recurring accruals and other normal month-end adjustments necessary for a fair presentation of net income for the unaudited nine months ended December 31, 1994, and 1993 have been made.

NOTE 2. DIVIDENDS.

On December 9, 1994, the Company declared a quarterly cash dividend of eight cents per share, which was paid on January 10, 1995, to stockholders of record as of December 20, 1994.

NOTE 3. SUBSEQUENT EVENTS.

On January 20, 1995, Logicon and Harnischfeger Industries, Inc. signed an agreement whereby Logicon will acquire Harnischfeger's Syscon Corporation subsidiary. Syscon had revenues of approximately $130 million for its fiscal year ended October 31, 1994, and has 1,500 employees. Its headquarters are in Falls Church, Virginia, and there are major offices in Arlington, Dahlgren and Virginia Beach, Virginia; Gautier, Mississippi; Newport,Rhode Island; and San Diego, California. The company specializes in systems engineering, software development and systems development and integration for the Department of Defense and other government customers.

                             LOGICON, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REVENUES AND BACKLOG

The following tables present an analysis of the Company's revenues and backlog by contract type:

                                   Three Months Ended  Nine Months Ended
                                       December 31         December 31
_______________________________________________________________________
(dollars in thousands)                1994      1993       1994      1993

Revenues from services
 and systems:
  Cost plus fixed fee              $21,607   $23,542    $58,971   $69,489
  Cost plus award and
   incentive fee                    27,099    29,614     87,034    98,602
  Fixed-price                       11,361     7,347     31,046    25,139
  Time and material                 19,942    16,452     57,119    45,268
                                   _______   _______    _______   _______
                                   $80,009   $76,955   $234,170  $238,498
                                   =======   =======    =======   =======

                                                                       At
                                      At December 31             March 31
_________________________________________________________________________
(dollars in thousands)                1994      1993                 1994

Backlog:
 Firm Contracts:
  Cost plus fixed fee             $158,729  $152,015             $139,118
  Cost plus award and
   incentive fee                   101,246   105,111              102,952
  Fixed-price                       45,924    18,468               17,919
  Time and material                119,564    87,936               87,078
                                 _________   _______              _______
                                   425,463   363,530              347,067
                                 _________   _______              _______


Contract options and
 untasked indefinite
 quantity contract values:
  Cost type                        342,317   230,033              259,882
  Fixed-price                      738,711   105,302               98,521
  Time and material                 24,762    24,299               21,941
                                 _________   _______              _______
                                 1,105,790   359,634              380,344
                                 _________   _______              _______
Total Backlog                   $1,531,253  $723,164             $727,411
                                 =========   =======              =======

Contract revenues during the first nine months of fiscal year 1995 were 1.8% less than in the first nine months of fiscal year 1994. Backlog at December 31, 1994, including priced options, increased by more than 110% from backlog at December 31, 1993 and March 31, 1994. The large increase in backlog during the first nine months of fiscal 1995 is primarily attributable to the award of the I-CASE contract to Logicon by the U.S. Air Force Standard Systems Center in April. The estimated value of this contract is $670 million over a 10-year period. Logicon will provide Integrated Computer-Aided Software Engineering (I-CASE) systems to the DOD which will be used to establish software engineering environments and standardize the software development process for automated information systems. During the third quarter of fiscal 1995, the DOD's Formal Qualification Tests (FQT) associated with Logicon's I-CASE contract were successfully completed, resulting in the formal establishment of the I-CASE baseline. At the close of the quarter, the first six of the LOGICORE (TM) systems were shipped to Navy, Air Force, Marine Corps and Defense Logistics sites.

Third quarter fiscal 1995 bookings include $17 million in additional tasks under the Joint Interoperability Engineering Organization contract; $15.4 million for support of the U.S. Army's Battle Command Training Program; $10.6 million for development, testing and fielding of advanced C3I systems at the U.S. Army's Experimentation Site at Fort Lewis in Tacoma, Washington; and $7.9 million for continued support of the Strategic/Mating and Ranging Software contract.

PROFIT MARGINS

                                    Three Months Ended  Nine Months Ended
                                        December 31       December 31
_______________________________________________________________________
                                         1994    1993      1994     1993

Return on revenue before tax             9.7%    8.7%      9.4%    11.0%
Return on revenue before cumulative
 effect of an accounting change          5.8%    5.1%      5.6%     6.5%
Return on revenue                        5.8%    5.1%      5.6%     6.8%
Income tax rate                         39.5%   41.2%     40.4%    40.7%

Nine month results for the period ended December 31, 1993, include net income of $3.9 million or 51 cents per share, and revenues of $4 million resulting from the settlement of two claims the Company had filed with the United States Court of Federal Claims. The claims were for increased costs relating to changes in contract requirements for two fixed-price development contracts with the U.S. Navy to provide air traffic controller training systems, which were delivered and accepted by the U.S. Navy in prior periods. Net income during the first nine months of fiscal 1994 was also increased by $635,000, or eight cents per share, as a result of the Company's adoption of Financial Accounting Standard No. 109, "Accounting for Income Taxes". These two events added 1.9% to the first nine months of fiscal 1994 after tax results.

Excluding the non-recurring items mentioned above, after tax results improved for the first nine months of fiscal year 1995 by .7% over the first nine months of fiscal year 1994 due to an increase in interest income received on a larger cash and marketable securities portfolio earning interest at higher short-term rates and improved margins on award fees and time and material contracts.

Days sales in receivables decreased to 42 days for December 31, 1994, from 45 days for March 31, 1994. The Company has adequate cash and credit lines available to fund fluctuations in receivable balances.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $11.1 million in the first nine months of fiscal 1995 and $25.7 million in the first nine months of fiscal 1994, and is the Company's primary source of liquidity. The Company's working capital increased to $89.8 million at December 31, 1994, from $85.5 million at March 31, 1994. The strong working capital position is reflected in the current ratio of 4.7 to 1 at December 31, 1994.

The Company's Consolidated Balance Sheet is exceptionally strong, with no debt. Management believes that the Company's existing capital resources are sufficient to provide for its operating needs and continued growth. A $25,000,000 unsecured line of credit exists to provide working capital for temporary requirements. There were no borrowings under the line during the first nine months of fiscal year 1995.

PURCHASE OF TREASURY STOCK

On August 1, 1994, the Board of Directors renewed the authorization for the Company to spend up to $20 million to repurchase additional shares of the Company's common stock in open market transactions. The Company purchased and retired 331,300 shares during the first nine months of fiscal 1995.

SUBSEQUENT EVENTS

On January 20, 1995, Logicon and Harnischfeger Industries, Inc. signed an agreement whereby Logicon will acquire Harnischfeger's Syscon Corporation subsidiary. Syscon had revenues of approximately $130 million for its fiscal year ended October 31, 1994, and has 1,500 employees. Its headquarters are in Falls Church, Virginia, and there are major offices in Arlington, Dahlgren and Virginia Beach, Virginia; Gautier, Mississippi; Newport, Rhode Island; and San Diego, California. The company specializes in systems engineering, software development and systems development and integration for the Department of Defense and other government customers.

                        PART II - OTHER INFORMATION



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

      27             Financial Data Schedule


Note:

 (1) Filed with the Securities and Exchange Commission in Form 8-A on December 14, 1984, registration No. 1-7777.

 (2)  Filed with the Securities and Exchange Commission in Form 8-A on
      May 7, 1990.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the nine months ended December 31, 1994.

                            LOGICON, INC.


                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Torrance, State of California, on February 3, 1995.



                                          LOGICON, INC.
                                          registrant


                                          RALPH L. WEBSTER


                                          Ralph L. Webster,
                                          Vice President -
                                          Chief Financial Officer

                                          (Principal Financial Officer
                                          and Duly Authorized to Sign
                                          on Behalf of Registrant)

                                                          Exhibit 11


                            LOGICON, INC.

                  COMPUTATION OF EARNINGS PER SHARE


Earnings per share of common stock, including common stock equivalents, have been computed based on the following weighted average number of shares:

                               Three Months Ended     Nine Months Ended
                                   December 31            December 31

                                    1994       1993        1994      1993

Weighted average number        6,811,000  7,252,000   6,867,000   7,234,000
 of shares outstanding
 during the period

Net additional shares
 issuable in connection
 with dilutive stock
 options based upon use
 of the treasury stock
 method based on average
 market prices                   258,000    340,000     272,000     337,000
                               _________  _________   _________   _________

Weighted average number
 of common shares
 including common stock
 equivalents                   7,069,000  7,592,000   7,139,000   7,571,000
                               =========  =========   =========   =========




Earnings per share of common stock fully diluted are omitted because there is less than 3% dilution in any period.