Form 10-K
period 1995-03-31
LOGICON INC /DE/
filed 1995-06-26
CIK 311946

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-K

                          ---------------------------
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: MARCH 31, 1995         Commission File Number: 1-7777

                                LOGICON, INC.
            (Exact name of registrant as specified in its charter)

          Delaware                                       95-2126773
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

             3701 Skypark Drive, Torrance, California   90505-4794
            -------------------------------------------------------
             (Address of principal executive offices)   (Zip Code)

                                (310) 373-0220
                         -----------------------------
              Registrant's telephone number, including area code


          Securities registered pursuant to Section 12(b) of the Act:

 Common Stock, $.10 par value                    New York Stock Exchange, Inc.
- -------------------------------             ------------------------------------
    (Title of each class)                         (Name of each exchange on
                                                      which registered)

          Securities registered pursuant to Section 12(g) of the Act:

                                     None
                              ------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes    X     No
                                     -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within 60 days prior to the date of filing.

                         $231,527,154 on June 1, 1995.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           $.10 par value common - 6,784,153 shares on June 1, 1995

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's Annual Report to Stockholders for the fiscal year ended March 31, 1995 are incorporated by reference in Part II of this report. Portions of the registrant's definitive proxy statement dated June 26, 1995 are incorporated by reference in Part III of this report.
================================================================================

                                     PART I

ITEM 1. BUSINESS

General
Logicon, Inc., the Registrant (hereinafter referred to as Logicon or the Company), was incorporated in California on April 10,1961, and reincorporated in Delaware on July 28, 1978. The Company provides advanced technology systems and services to support national security, civil and industrial needs.

On February 16, 1995, the Company acquired Syscon Corporation (Syscon), which operated as an indirectly wholly-owned subsidiary of Harnischfeger Industries, Inc., for a cash purchase price of $45 million. Syscon is engaged principally in the business of providing systems development, systems integration and systems services to the U.S. government and commercial enterprises. The acquisition was accounted for as a purchase and the excess of the purchase price over net assets acquired was $21.7 million. The Company's consolidated results of operations include the operations of Syscon from the acquisition date.

Contracts with the U.S. government are the Company's primary revenue source. These revenues accounted for 99 percent of total revenues from services and systems for fiscal years 1993 through 1995. The current backlog value is composed of 46 percent fixed-price contracts, 41 percent cost type contracts, and 13 percent time and material type contracts. The Company is performing on a variety of contracts in the following defense markets:

Command, Control, Communications & Intelligence
Command, Control, Communications & Intelligence, commonly referred to as C/3/I, continues to be one of the Company's most important defense markets. Logicon has enjoyed longstanding relationships with both the U.S. Navy and the Marine Corps as a prime interoperability services provider. Logicon is also a main supplier of tactical data link diagnostic equipment for the Navy. In 1991, Logicon began to apply its interoperability expertise at the Joint Service level when it began supporting the Joint Interoperability Engineering Organization (JIEO).

The Company continued work under the JIEO contract during fiscal 1995. This broad-based contract has given the Company the opportunity to apply its technical expertise in a variety of areas including development of joint interoperability standards, business process re-engineering and the engineering and prototype testing of advanced communications technologies.

The Company's role in the development of a $32 million counter drug network for the four Southwestern states - California, Arizona, New Mexico and Texas - was highlighted in March, when an initial capability demonstration of the anti-drug network was conducted. Deployment of the system is scheduled for mid-1995.

In another interoperability activity, Logicon supports the Joint
Interoperability Test Center at Ft. Huachuca, Arizona. Logicon staff test and evaluate digital and analog switches, radio equipment, and tactical and strategic satellite equipment and information systems to determine whether they are operational, interoperable with other specified elements and in compliance with military specifications.

At the U.S. Army's Experimentation Site at Ft. Lewis, Washington, Logicon experts help the Army evaluate and test prefielded versions of advanced C/3/ systems. Logicon-supported experiments and exercises are geared towards providing a realistic operational environment in which to evaluate the systems.

In another C/3/I project, Logicon engineers provide combat systems engineering services for digital computer-based shipboard combat systems. The Company's work involves integrating combat systems into ships and submarines at all phases of a ship's life - from new construction to complete overhauls of existing vessels. Logicon engineers provide the whole spectrum of engineering services, including: design and performance specifications, system integration and introduction, and test and evaluation.

Logicon also supports two Naval undersea surveillance programs. Logicon engineers have developed over 300,000 lines of Ada software code for a communications system that is used to transmit information in support of antisubmarine warfare activity. A specially equipped ship tows an array of acoustic sensors at low speeds in order to pick up submarine activity. The system processes the data on board the ship and communicates the information via satellite.

Weapon Systems
Logicon's work in the Weapon Systems arena includes: the development and operational integration of mission planning systems, development and operation of weapon system simulations, software verification and validation, and life cycle engineering support services for combat systems. The Company has had a long history of involvement with the nation's ballistic and cruise missile programs, and continues to be active in the test and evaluation as well as the modification and maintenance of software for several missile systems including the Minuteman III and the Tomahawk. The Company also provides program office support to the Navy's Standard Missile Program.

The scope of the Company's work as the developer of the B-2 aircraft's mission planning system over the past few years has been expanded to include support for unit level mission planning and precision guided conventional weapons. The initial version of the B-2 mission planning software is currently installed at Whiteman AFB and is supporting operational B-2 aircraft. An updated version of the software has undergone the required government qualification tests and is currently supporting the flight test program at Edwards AFB. Operational test and evaluation of the final version of this software is scheduled to begin in March 1996, and the software will be installed for operational use at Whiteman AFB in July 1996.

Logicon develops and maintains planning, scheduling and analysis software for both aircraft and ballistic missile systems used by military leaders for planning responses in times of conflict. An example is Logicon's Combined Mating and Ranging Planning System (CMARPS), which is used to help orchestrate the aerial refueling of aircraft by producing flight plans and resource summaries for both the mission aircraft and the fleet of tankers involved in the refueling missions. CMARPS supports deployment missions in which assets are deployed to a theater of operations and employment missions in which aircraft are used to carry out in-theater warfare operations.

Logicon is a preeminent supplier of services to the Navy's Aegis Program under several different contracts. In addition to providing testing, logistics, fleet introduction, system engineering and management support to the program office, Logicon engineers also provide a variety of life cycle support engineering services for the Aegis Combat System, which is installed in all Aegis class cruisers and destroyers. Life cycle support services include software IV&V, simulation system development and maintenance, analysis of proposed engineering modifications to the system, and support Aegis Combat System level testing and government acceptance for each current Aegis baseline.

Logicon also provides technical and analytical support to the Navy's Standard Missile Program in the areas of program planning, foreign military sales, Management Information Systems (MIS), security planning and systems engineering.

Science & Technology
Logicon's capabilities in the Science and Technology area include management and engineering services, experimentation and research in the fields of nuclear and conventional weapons effects, high-energy lasers and sophisticated man-machine relationships. The Company has continuously supported research efforts at the Defense Nuclear Agency (DNA) since 1971 and at the U.S. Air Force's Phillips Laboratory at Kirtland AFB in Albuquerque, New Mexico, since 1977. In addition, Logicon researchers and experimental psychologists help design experiments and conduct research at the Armstrong Laboratory's Human Engineering Division at Wright-Patterson AFB in Dayton, Ohio. Other customers include the Navy Combat Systems Laboratory in Newport, Rhode Island, and NASA's Jet Propulsion Laboratory.

Under the Company's most recent contract with DNA, awarded last year, research is continuing into conventional and nuclear weapons effects, ballistic missile defense system lethality and operability in environments disturbed by weapons employment, and countering the proliferation of weapons of mass destruction.
The Logicon-developed Distributed Interactive Simulation provides the DNA with a model for studying the effects of conventional weapons used in an attack on a hardened structure.

The Company's work in support of the Phillips Laboratory encompasses high-energy lasers and imaging system development, atmospheric propagation and lethality/effects. Company scientists and engineers are experts in communications, airborne and space electro-optical sensors, and imaging and control systems. Since 1990, the Company has operated and maintained the high-energy laser laboratories at Phillips. The Company has also developed a premiere comprehensive precision electro-optical-mechanical design and fabrication capability.

At Armstrong Laboratory's Human Engineering Division, Logicon researchers support experiments aimed at determining human capabilities and limitations in operating modern complex flight systems. Experimental psychologists, engineers and technicians currently help design and conduct experiments in 20 labs. The information gleaned is used in designing the systems of the future.

At the Navy's Combat Systems Technology Laboratory in Newport, Rhode Island, Logicon personnel provide technical and management support on a number of laboratory activities. The focus of the work is on the development of new combat systems for submarines. Logicon provides computer operations, systems analysis, engineering and logistics support.

The Company also supplies engineering services to the Jet Propulsion Laboratory on a variety of JPL unmanned space programs. Activities include research into the effects of radiation in space; identifying requirements for vibration, acoustic, shock, and thermal/climatic environments; and monitoring dynamics and thermal/climatic tests.

Information Systems
Revenues for Logicon's Information Systems business have grown at an average annual rate of 22 percent since 1991, the first year the Company began reporting on it separately. The Company's expertise in this area includes migration strategies for transitioning from mainframe-based legacy information systems to client/server networks, enterprise integration, systems engineering, software development, systems development and integration, and next generation software engineering environments, using CASE tools.

The DoD's award of the I-CASE contract to Logicon in April 1994, was a milestone. It is the Company's largest single contract award to date. Under the contract, Logicon is providing the DoD with a single software engineering environment (SEE) called LOGICORE/TM/, which includes Sun Microsystems servers and workstations and over 50 software tools, including tools for management; software design and development; configuration management and testing; and services to assist in the implementation and use of the system. LOGICORE, a next generation software development environment, will reduce the risk and cost of software development and deployment of software applications within the government. Just after the close of the fiscal year, the I-CASE contract was opened to other government organizations as well, enabling them to order hardware, software and services under the contract.

The Logicon-developed Case Management Control System (CMCS), used for the U.S. Air Force's Foreign Military Sales Program, is a large financial management information system that tracks, from start to finish, the sale of military equipment to foreign governments. Logicon software experts are currently developing new upgrades to the software and maintaining the system.

The Company's Logicon Message Dissemination System (LMDS), a sophisticated message retrieval and dissemination software product, is constantly being enhanced to include new features, interfaces and capabilities that allow it to have broader application. Recently it was enhanced to operate with Lotus Notes and on a World Wide Web server. LMDS is currently used by various government agencies; Burrelle's, a financial information services organization; the Dow Jones News Service; and is the basis for an expanded future service planned by America Online.

At the U.S. Patent and Trademark Office, Logicon staff are responsible for maintaining and processing all patent and trademark files in the United States. In the course of a typical week, nearly 8,000 new patents are processed.

In another effort, Logicon provides a number of technical support services to the U.S. Department of Justice's Criminal and Civil Divisions. Services include network management, improving the department's automated office environments, operating the department's help desk, and developing application software for information systems.

The Logicon-developed Integrated Communications and Administrative Support System (ICASS) is the backbone for communications at the National Archives and Records Administration (NARA). Logicon staff designed, developed, integrated, installed and tested the ICASS computer network. ICASS provides the networking infrastructure for all future NARA systems.

Training & Simulation
Logicon's activities in the Training & Simulation area include conducting hands-on training exercises as well as providing overall engineering and software support for the U.S. Army's Battle Command Training Program (BCTP), the Army's premiere training program for commanders and their staffs. The Company also provides similar support to the U.S. Army's I Corps and XVIII Corps Battle Simulation Centers, and the Army's Reserve Component Battle Projection Centers. Logicon also develops multimedia, interactive courseware for Army schools and other civilian government agencies under a contract with the U.S. Army's Training and Doctrine Command. As the managers of the NASA-Ames Simulation Laboratory, the Company is responsible for the operation of the largest vertical motion simulator in the world. Logicon experts developed a multi-warfare training system for the U.S. Navy that can be used in a variety of modes. In addition, the Company designs and maintains computer based training tools used to train Aegis crews.

The genesis of Logicon's involvement with BCTP can be traced to its earlier support role in the development of the Corps Battle Simulation (CBS) system at the Jet Propulsion Laboratory. CBS, an interactive computer model of military field operations, is used by the Army to conduct the wargaming exercises that are at the heart of BCTP.

The Company's extensive experience with BCTP has spawned other work in this area. Logicon now supports combat training simulations for the U.S. Army's XVIII Airborne Corps at five U.S. sites and is helping the U.S. Army Reserves train their personnel for real-world conflicts by instructing battalion-, brigade- and division-level trainers on how to train their own staffs at four Army Reserve Battle Projection Centers. Logicon is also involved in training students at the Dragon Warfighter Center at the U.S. Army's Chemical School.

Under a large omnibus contract with the U.S. Army's Training and Doctrine Command, Logicon is helping the Army stay current with the latest technology available for education and training. Logicon software experts are developing multimedia, interactive courseware and other training materials for the Army's distributed training program. Other government agencies, including those in the civilian sector, can also obtain training materials under this contract.

Logicon staff oversee the operation of the NASA-Ames Simulation Laboratory (SimLab). The largest component of the SimLab is the vertical motion simulator, the largest of its kind in the world, which is used to train space shuttle astronauts scheduled for missions, as well as pilots of fighter aircraft, helicopters and transport planes. The simulator features four interchangeable cabs that simulate the different classes of aircraft. Logicon engineers operate the simulations and provide all related services including analysis, programming, systems integration, operations, data gathering and post simulation documentation.

Logicon also provides a number of training support services to the Navy's Aegis Training Center. Logicon experts design, maintain and operate training tools used to train Aegis crews to operate equipment or perform various tasks. Much of the computer-based training uses interactive courseware and scenarios that have been developed by Logicon's staff.

In another effort, the Company provides the Navy's fastest growing, most widely accepted medium fidelity multi-warfare trainer. This training system is used in many modes including tactical team training for communications, battle planning, tactical decision making and wargaming as well as for training surface warfare officers in basic Combat Information Center functions. Fifteen trainers have been installed nationwide with an additional ten planned during 1995-1996. The trainer has been selected as the shore-based training component for the Navy's Battle Force Tactical Training System.

Backlog
The dollar amount of backlog, including contract options and untasked indefinite quantity contract values at March 31, 1995, was approximately $1.7 billion, compared to approximately $727 million at March 31, 1994. Backlog from firm contracts at March 31, 1995, was approximately $518 million, compared to approximately $347 million at March 31, 1994. The funded portion of the March 31, 1995 and 1994 backlog was approximately $222 million and $181 million, respectively. It is estimated that approximately 72 percent of backlog from firm contracts will be expended by March 31, 1996.

On April 12, 1994, the Company was awarded a U.S. Air Force contract to provide Integrated Computer-Aided Software Engineering (I-CASE) systems and related services to the Department of Defense. The estimated value of this fixed-price and fixed-price indefinite delivery/indefinite quantity contract for hardware and software products and labor hours is $670 million over a 10-year period. Revenues from this contract were $25 million for fiscal year 1995. Firm backlog related to the I-CASE contract was $14 million at March 31, 1995.

The Company's backlog is not subject to any significant seasonal fluctuations but is likely to vary substantially as contracts near completion and in conjunction with the execution of major contract renewals or the award of major new contracts.

Contract Terminations
All of the Company's government contracts are subject to redirection or termination for convenience. Such action could occur as a result of reductions in government expenditures, changes in the allocations of spending or for other reasons and could have a material adverse effect on the Company's business. In the event of such actions, the Company is entitled to reimbursement of costs incurred plus a reasonable fee. Historically, there have been very few government contract terminations and those that have occurred have had a negligible impact.

Competition
Strong competition is encountered from numerous firms, many of which are larger and have greater financial resources than the Company. Direct competition comes from companies that market systems and services substantially the same as those provided by the Company. Additionally, indirect competition is encountered from many major industrial organizations and agencies of the government that perform services for themselves similar to those marketed by the Company. It is believed that the Company obtains only a small part of the available business in the markets served.

Research Activities
Many of the Company's government contracts involve development of new systems or improvement of existing ones and, therefore, may be considered customer-sponsored research activities.

Costs of Company-sponsored research activities during the fiscal years ended March 31, 1995, 1994 and 1993 were, respectively, $2,692,000, $2,751,000 and
$2,338,000.

Employee Relations
The Company's success is dependent upon its ability to attract and retain highly trained professional and technical employees. At March 31, 1995, the Company had 4,514 employees, of whom 3,215 were on the technical staff. Of those on the technical staff, 83 percent held degrees, with 34 percent holding advanced degrees.

The Company has had no work stoppages of any kind as a result of labor difficulties and believes it enjoys excellent relations with its employees. None of the Company's employees is represented by a labor union.

Raw Materials, Energy and Environmental Matters
Raw materials, energy shortages, and environmental protection and energy conservation laws have not had a material adverse effect on the Company's operations to date. It is impossible to predict what effect, if any, future raw materials and energy shortages or environmental and energy-related legislation would have on the Company's operations.


ITEM 2. PROPERTIES

Logicon's principal facilities, aggregating approximately 976,000 square feet, are occupied under leases expiring prior to April 2008. The principal facilities are located in the metropolitan areas of Los Angeles and San Diego, California, and Washington, D.C., and are suitable for offices, laboratories, or light manufacturing.


ITEM 3. LEGAL PROCEEDINGS

There are no pending or existing legal proceedings which, in the opinion of Company management, if decided against the Company, would have any material adverse effect on its financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of fiscal year 1995 to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

The information required by Items 5 through 8 of this report is set forth on page 1 and pages 25 through 39 of the 1995 Annual Report to Stockholders and is incorporated by reference in this Form 10-K Annual Report. Item 9 is not applicable.

                                    PART III

The information required by Items 10 through 13 of this report is set forth in the sections entitled "Election of Directors", "Executive Compensation Committee Report", "Stock Options", "Other Remuneration Plans", "Long-Term Incentive Plan Awards Table", "Certain Transactions", "Shares Owned by Directors and Named Executive Officers", "Ownership of Certain Beneficial Owners", "Compliance With The Securities Exchange Act", "All Executive Officers of the Company" and "Common Stock Performance" in the Company's definitive proxy statement, dated June 26, 1995. Such information is incorporated by reference in this Form 10-K Annual Report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) 1 & 2.  Financial Statements and Financial Statement Schedules:

          The Consolidated Financial Statements, together with the report thereon of Independent Accountants dated May 24, 1995, appearing on pages 28 through 38 of the accompanying 1995 Annual Report to Stockholders are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7 and 8, the 1995 Annual Report to Stockholders is not to be deemed filed as part of this report.

          No financial statement schedules are required to be filed as part of this report. The Consent of Independent Accountants to Incorporation by Reference of Reports in Continuous Offerings on Form S-8 is located on page 9 of this report.

       3. Exhibits:

          See index of exhibits on pages 10 and 11.

   (b) Reports on Form 8-K:

          A report on Form 8-K was filed on March 3, 1995, pursuant to Item 2 "Acquisition or Disposition of Assets" for the acquisition of Syscon Corporation by Logicon. The financial statements of Syscon Corporation for the period ended October 31, 1994, were part of that filing along with pro forma financial information for Logicon and Syscon Corporation.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              LOGICON, INC.

                                              by

                                              J.R. WOODHULL
                                              ---------------------------------
                                              J.R. Woodhull, President and
                                              Chief Executive Officer


             Signatures                    Title                   Date
             ----------                    -----                   ----
(1) Principal Executive Officer:

    J.R. WOODHULL
    ---------------------------
    J.R. Woodhull                    President and             June 26, 1995
                                     Chief Executive Officer


(2) Principal Financial and Accounting Officer:

    RALPH L. WEBSTER
    ---------------------------
    Ralph L. Webster                 Vice President -          June 26, 1995
                                     Chief Financial Officer

(3) Directors:

    CHARLES T. HORNGREN
    ---------------------------
    Charles T. Horngren              Director                  June 17, 1995


    W. EDGAR JESSUP, JR.
    ---------------------------
    W. Edgar Jessup, Jr.             Director                  June 26, 1995


    J.R. JOHNSON
    ---------------------------
    J.R. Johnson                     Director                  June 26, 1995


    CHARLES F. SMITH
    ---------------------------
    Charles F. Smith                 Director                  June 26, 1995


    ROLAND R. SPEERS
    ---------------------------
    Roland R. Speers                 Director                  June 26, 1995


    ROBERT G. WALDEN
    ---------------------------
    Robert G. Walden                 Director                  June 26, 1995


    J.R. WOODHULL
    ---------------------------
    J.R. Woodhull                    Director                  June 26, 1995

                      CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statement on Forms S-8 (Nos. 2-82905, 2-82906, 2-82907, 33-45813 and 33-45815) of our report dated May 24, 1995, appearing on page 38 of the 1995 Annual Report to Stockholders of Logicon, Inc., which is incorporated in this Annual Report on Form 10-K.



PRICE WATERHOUSE LLP



Costa Mesa, California
June 26, 1995

                                 LOGICON, INC.

                               INDEX OF EXHIBITS

Exhibit
No.         Description
- ---         -----------
       3  Articles of Incorporation and Bylaws:

          (a) Certificate of Incorporation (2)
          (b) First amendment to the Certificate of Incorporation (5)
          (c) Second amendment to the Certificate of Incorporation (6)
          (d) Third amendment to the Certificate of Incorporation (7)
          (e) By-laws with Amendment (3)
          (f) Second amendment to the By-laws (5)
          (g) Third amendment to the By-laws (6)
          (h) Fourth amendment to the By-laws (7)
          (i) Fifth amendment to the By-laws (7)
          (j) Sixth amendment to the By-laws (9)
          (k) Seventh amendment to the By-laws (9)
          (l) Eighth amendment to the By-laws (12)
          (m) Ninth amendment to the By-laws (13)
          (n) Tenth and Eleventh amendment to the By-laws (14)

       4  Instruments defining rights of security holders:

          (a) Common Stock Certificate (6)
          (b) Stockholder Rights Plan (8)

       9  Voting trust agreement:

          (a) Trust agreement for Employee Stock Purchase
              Plan of Logicon, Inc. together with designation of Sanwa Bank California as trustee (3)

      10  Material Contracts:

          (a) 1979 Restricted Stock Purchase Plan (1)
          (b) 1979 Performance Units Plan (2)
          (c) 1982 Incentive Stock Option Plan (4)
          (d) 1991 Stock Option Plan for Non-Employee Directors (10)
          (e) 1992 Employee Incentive Stock Option Plan (11)

      11  Statement regarding computation of earnings per share

      13  Annual Report to security holders

      21  Subsidiaries of the registrant

      23  Consents of experts and counsel:

          (a) Consent of Independent Accountants to incorporation by reference of reports in continuous offerings on Forms S-8 is located on page 9 of this report.

      27  Financial Data Schedule

Notes:

  (1) Filed with the Securities and Exchange Commission in Form S-8 on April 25, 1983, registration No. 2-82905.

  (2) Filed with the Securities and Exchange Commission in Form 10-K on June 26, 1981, registration No. 2-33461.

  (3) Filed with the Securities and Exchange Commission in Form 10-K on June 29, 1982, registration No. 2-33461.

  (4) Filed with the Securities and Exchange Commission in Form S-8 on April 25, 1983, registration No. 2-82906.

  (5) Filed with the Securities and Exchange Commission in Form 10-K on June 28, 1983, registration No. 2-33461.

  (6) Filed with the Securities and Exchange Commission in Form 8-A on December 14, 1984, registration No. 1-7777.

  (7) Filed with the Securities and Exchange Commission in Form 10-K on June 27, 1988, registration No. 2-33461.

  (8) Filed with the Securities and Exchange Commission in Form 8-A on May 7, 1990, registration No. 1-7777.

  (9) Filed with the Securities and Exchange Commission in Form 10-K on June 27, 1990, registration No. 1-7777.

  (10) Filed with the Securities and Exchange Commission in Form S-8 on February 19, 1992, registration No. 33-45815.

  (11) Filed with the Securities and Exchange Commission in Form S-8 on February 19, 1992, registration No. 33-45813.

  (12) Filed with the Securities and Exchange Commission in Form 10-K on June 21, 1993, registration No. 1-7777.

  (13) Filed with the Securities and Exchange Commission in Form 10-K on June 24, 1994, registration No. 1-7777

  (14) Filed with the Securities and Exchange Commission in Form 10-K on June 26, 1995, registration No. 1-7777