Form 10-Q
period 1995-06-30
LOGICON INC /DE/
filed 1995-08-08
CIK 311946

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1995


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

                                           [X] Yes    [ ] No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1995.


                                           $.10 par value Common - 6,812,602

                                LOGICON, INC.
           CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
          (shares and dollars in thousands, except per-share data)
                                 (unaudited)

                                                           For the Three Months
                                                               Ended June 30
                                                            ___________________
                                                                1995      1994
REVENUES:
Contract revenues                                           $111,667   $75,277
Interest                                                         540       680
                                                              ______    ______
                                                             112,207    75,957


COSTS AND EXPENSES                                           103,160    69,183
                                                             _______   _______
Income before taxes on income                                  9,047     6,774
Provision for taxes on income                                 -3,679    -2,769
                                                             _______   _______
NET INCOME                                                     5,368     4,005

Retained earnings at beginning
 of period                                                    95,889    87,742
Cash dividends (Note 2)                                         -544      -552
Purchase and retirement
 of treasury shares                                                     -1,396
                                                             _______   _______
Retained earnings at end of period                          $100,713   $89,799
                                                             =======   =======


EARNINGS PER SHARE OF COMMON STOCK                              $ .76     $ .56

Cash dividends per share of
 common stock (Note 2)                                           $.08      $.08

Average number of common shares,
 including common stock equivalents                             7,042     7,172

See notes to consolidated financial statements.
                                LOGICON, INC.
                         CONSOLIDATED BALANCE SHEET
                           (dollars in thousands)


                                                          1995
                                              __________________________
                                                  June 30       March 31
                                              (unaudited)
ASSETS:
Current assets:
 Cash and cash equivalents                        $25,033       $ 31,564
 Marketable securities                              9,330          9,210
 Accounts receivable                               68,914         64,233
 Prepaid expenses                                   2,828          2,418
 Deferred income tax benefits                       7,761          8,308
                                                  _______        _______
 TOTAL CURRENT ASSETS                             113,866        115,733


Property, plant and equipment, net                  8,674          9,090
Excess of purchase price over
 net assets of businesses
 acquired, net                                     27,369         27,654
                                                  _______        _______
                                                 $149,909       $152,477
                                                  =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
 Accounts payable and other
  accrued liabilities                              $9,466        $12,549
 Accrued salaries, wages and
  employee benefits                                24,935         30,831
 Estimated taxes on income                          2,579          1,583
                                                  _______        _______
  TOTAL CURRENT LIABILITIES                        36,980         44,963
                                                  _______        _______

STOCKHOLDERS' EQUITY:

 Common stock $.10 par value - Authorized
  40,000,000 shares, outstanding 6,795,000
  and 6,753,000 shares                                680            675
 Other paid-in capital                             14,743         14,416
 Retained earnings                                100,713         95,889
 Unrealized loss on available for sale
  securities                                          -82           -159
 Unearned compensation and notes receivable
  under restricted stock purchase plan             -3,125         -3,307
                                                  _______        _______
  TOTAL STOCKHOLDERS' EQUITY                      112,929        107,514
                                                  _______        _______
                                                 $149,909       $152,477
                                                  =======        =======


See notes to consolidated financial statements.

                                LOGICON, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                           (dollars in thousands)
                                 (unaudited)


                                                    For the Three Months
                                                        Ended June 30
                                                      __________________

                                                        1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $5,368      $4,005

Income charges not affecting cash--
 Depreciation and amortization                         1,285         761
 Amortization of deferred compensation                   154         121
 Provision for deferred taxes                            504

Changes in assets and liabilities--
 Increase in accounts receivable                      -4,681      -1,262
 Increase in prepaid expenses                           -410        -687
 Decrease in accounts payable and other
  accrued liabilities                                 -3,083        -349
 Decrease in accrued salaries, wages
  and employee benefits                               -5,896      -4,842
 Increase (decrease) in income taxes payable             996        -267
                                                     _______     _______
Net cash used in operating activities                 -5,763      -2,520
                                                     _______     _______
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment,
 net of sales                                           -584        -314
Maturity of available for sale securities                         10,901
                                                     _______     _______
Net cash provided by (used in) investing
 activities                                             -584      10,587
                                                     _______     _______

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends (Note 2)                                 -544        -552
Transactions of stock plans                              360         292
Purchase and retirement of treasury shares                        -1,460
                                                     _______     _______
Net cash used in financing activities                   -184      -1,720
                                                     _______     _______
Net increase (decrease) in cash and
 cash equivalents                                     -6,531       6,347
Cash and cash equivalents at beginning
 of period                                            31,564      43,389
                                                     _______     _______
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $25,033     $49,736
                                                     =======     =======
Cash paid for income taxes                            $1,225      $2,992
                                                     =======     =======

See notes to consolidated financial statements.


                                LOGICON, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (unaudited)




NOTE 1. ACCOUNTING POLICIES.

The consolidated financial information included in this report has been prepared in accordance with the accounting principles reflected in the consolidated financial statements in Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 1995. Results for the three months ended June 30, 1995, are not necessarily indicative of results for the entire year. In the opinion of Company management, all adjustments consisting of recurring accruals and other normal month-end adjustments necessary for a fair presentation of net income for the unaudited three months ended June 30, 1995 and 1994 have been made.

NOTE 2. DIVIDENDS.

On June 1, 1995, the Company declared a quarterly cash dividend of eight cents per share, which was paid on July 13, 1995, to stockholders of record as of June 29, 1995.

NOTE 3. SUBSEQUENT EVENT

On August 7, 1995 the Board of Directors voted a two-for-one split of the company's common stock. One additional share will be issued for each share currently outstanding. New shares will be issued on September 13, 1995, to stockholders of record on August 23, 1995. There were 6,822,856 shares outstanding on August 4, 1995.

In another action at the same meeting, the Board of Directors declared a cash dividend of five cents per split share, payable on October 17, 1995, to stockholders of record as of September 28, 1995.

                            LOGICON, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REVENUES AND BACKLOG

The following tables present an analysis of the Company's revenues and backlog by contract type:

                                   Three Months Ended
                                         June 30
________________________________________________________________________
(dollars in thousands)                1995         1994

Revenues from services
 and systems:
  Cost plus fixed fee              $30,129      $18,231
  Cost plus award and
   incentive fee                    36,162       31,075
  Fixed-price                       13,826        8,089
  Time and material                 31,550       17,882
                                   _______      _______
                                  $111,667      $75,277
                                   =======      =======



                                         June 30                 March 31
__________________________________________________________________________
(dollars in thousands)                1995         1994              1995

Backlog:
 Firm Contracts:
  Cost plus fixed fee             $121,803     $119,021          $155,283
  Cost plus award and
   incentive fee                   148,492      119,038           163,044
  Fixed-price                       10,887       25,526            34,166
  Time and material                156,026       82,813           165,385
                                 _________      _______           _______
                                   437,208      346,398           517,878
                                 _________      _______           _______


Contract options and
 untasked indefinite
 quantity contract values:
  Cost type                        424,199      235,467           367,904
  Fixed-price                      747,780      757,795           743,261
  Time and material                 83,690       31,520            57,285
                                 _________   __________         _________
                                 1,255,669    1,024,782         1,168,450
                                 _________   __________         _________
Total Backlog                   $1,692,877   $1,371,180        $1,686,328
                                 =========   ==========         =========

Contract revenues during the first quarter of fiscal year 1996 were 48% higher than in the first quarter of fiscal year 1995. Backlog at June 30, 1995, including priced options, increased by 23% from backlog at June 30, 1994, and remained consistent with backlog at March 31, 1995. Major bookings for the first quarter include a $15 million contract recompetition award from the Naval Undersea Warfare Center for continued support of the Undersea Range Modernization work; $8 million in additional tasks under the JIEO (Joint Interoperability Engineering Organization) contract; and $4 million in task orders under a contract with the Joint Interoperability Test Center. The Company's backlog is not subject to any significant seasonal fluctuations, but is likely to vary substantially as contracts near completion, and in conjunction with the execution of major contract renewals or the award of major new contracts. All the Company's government contracts are subject to termination for convenience or redirection by the customer.


PROFIT MARGINS

                                             Three Months Ended
                                                    June 30
_______________________________________________________________________________
                                           1995               1994

Return on revenue before tax               8.1%               8.9%
Return on revenue after tax                 4.8%              5.3%
Income tax rate                           40.7%               40.9%

The increase in revenue and net income in the first quarter of fiscal year 1996 from the first quarter of fiscal year 1995 is primarily the result of the acquisition of Syscon Corporation (Syscon) on February 16, 1995.

The profit margin for the first quarter of fiscal year 1996 decreased from the margin reported in the first quarter of fiscal year 1995 due to a lower profit margin on the Syscon revenues.

Days sales in receivables decreased to 56 days at June 30, 1995, from 69 days at March 31, 1995. The Company has adequate cash and credit lines available to fund fluctuations in receivable balances.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $5.8 million and $2.5 million in the first quarter of fiscal years 1996 and 1995, respectively and is the Company's primary source of liquidity. The Company's working capital increased to $76.9 million at June 30, 1995, from $70.8 million at March 31, 1995. The strong working capital position is reflected in the current ratio of 3.1 to 1 at June 30, 1995.

The Company's Consolidated Balance Sheet is exceptionally strong, with no debt. Management believes that the Company's existing capital resources are sufficient to provide for its operating needs and continued growth. A $25,000,000 unsecured line of credit exists to provide working capital for temporary requirements. There were no borrowings under the line during the first quarter of fiscal year 1996.

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


(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended June 30, 1995.


Note:

 (1) Filed with the Securities and Exchange Commission in Form 8-A on December 14, 1984, registration No. 1-7777.

 (2)  Filed with the Securities and Exchange Commission in Form 8-A on
      May 7, 1990.

                            LOGICON, INC.


                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Torrance, State of California, on August 8, 1995.



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

                                                          Exhibit 11


                            LOGICON, INC.

                  COMPUTATION OF EARNINGS PER SHARE


Earnings per share of common stock, including common stock equivalents, have been computed based on the following weighted average number of shares:

                                          Three Months Ended
                                               June 30
__________________________________________________________________
                                               1995        1994

Weighted average number                   6,775,000   6,890,000
 of shares outstanding
 during the period

Net additional shares
 issuable in connection
 with dilutive stock
 options based upon use
 of the treasury stock
 method based on average
 market prices                              267,000     282,000
                                          _________     _______

Weighted average number
 of common shares
 including common stock
 equivalents                              7,042,000   7,172,000
                                          =========   =========




Fully diluted earnings per share of common stock are omitted because there is less than 3% dilution in any period.