Form 10-Q
period 1995-09-30
LOGICON INC /DE/
filed 1995-11-01
CIK 311946

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


              FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 1995


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

                                           [X] Yes    [ ] No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1995.


                                           $.10 par value Common -13,855,627

                                LOGICON, INC.
           CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
          (shares and dollars in thousands, except per-share data)
                                 (unaudited)


                                     For the Three Months    For the Six Months
                                      Ended September 30    Ended September 30
                                      ___________________    __________________
                                           1995      1994       1995      1994
REVENUES:
Contract revenues                      $114,086   $78,884   $225,753  $154,161
Interest                                    536       828      1,076     1,508
                                        _______   _______    _______   _______
                                        114,622    79,712    226,829   155,669
                                        _______   _______    _______   _______
COSTS AND EXPENSES:
Costs of contract revenues               96,023    65,748    190,701   127,157
Selling and administrative expenses       8,931     6,432     17,413    14,206
                                        _______   _______    _______   _______
                                        104,954    72,180    208,114   141,363
                                        _______   _______    _______   _______
Income before taxes on income             9,668     7,532     18,715    14,306
Provision for taxes on income            -3,910    -3,078     -7,589    -5,847

                                        _______   _______    _______   _______
NET INCOME                                5,758     4,454     11,126     8,459


Retained earnings at beginning
 of period                              100,713    89,799     95,889    87,742
Cash dividends (Note 2)                    -691      -554     -1,235    -1,106
Purchase and retirement
 of treasury shares                                -2,388               -3,784
                                        _______   _______    _______   _______
Retained earnings at end of period     $105,780   $91,311   $105,780  $ 91,311
                                        =======   =======    =======   =======

EARNINGS PER SHARE OF COMMON STOCK         $0.41     $0.31      $0.79     $0.59
                                         =======   =======    =======   =======


Cash dividends per share of
 common stock (Note 2)                     $0.05     $0.04      $0.09     $0.08

Average number of common shares,
 including common stock equivalents       14,209    14,354     14,146    14,349





See notes to consolidated financial statements.

                                LOGICON, INC.
                         CONSOLIDATED BALANCE SHEET
                           (dollars in thousands)



                                                          1995
                                           __________________________
                                             September 30       March 31
                                              (unaudited)
ASSETS:
Current assets:
 Cash and cash equivalents                       $ 33,283       $ 31,564
 Marketable securities                              9,408          9,210
 Accounts receivable                               67,586         64,233
 Prepaid expenses                                   3,706          2,418
 Deferred income tax benefits                       7,827          8,308
                                                  _______        _______
 TOTAL CURRENT ASSETS                             121,810        115,733
Property, plant and
 equipment, net                                     9,113          9,090
Excess of purchase price over
 net assets of businesses
 acquired, net                                     27,127         27,654
                                                  _______        _______
                                                 $158,050       $152,477
                                                  =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
 Accounts payable and other
  accrued liabilities                            $  8,666       $ 12,549
 Accrued salaries, wages and
  employee benefits                                29,346         30,831
 Estimated taxes on income                                         1,583
                                                  _______        _______
  TOTAL CURRENT LIABILITIES                        38,012         44,963
                                                  _______        _______

STOCKHOLDERS' EQUITY:

 Common stock $.10 par value - Authorized
  40,000,000 shares, outstanding 13,825,000
  and 6,753,000 shares (Note 3)                     1,382            675
 Other paid-in capital                             15,846         14,416
 Retained earnings                                105,780         95,889
 Unrealized loss on available for sale
  securities                                          -58           -159
 Unearned compensation and notes receivable
  under restricted stock purchase plan             -2,912         -3,307
                                                  _______        _______
                                                  120,038        107,514
                                                  _______        _______
                                                 $158,050       $152,477
                                                  =======        =======


See notes to consolidated financial statements.

                                LOGICON, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                           (dollars in thousands)
                                 (unaudited)



                                                     For the Six Months
                                                            Ended September 30
                                                            __________________

                                                        1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $11,126     $ 8,459

Income charges (credits) not affecting cash--
 Depreciation and amortization                         2,517       1,569
 Amortization of deferred compensation                   293         280
 Provision for(benefit from)
  deferred taxes                                         384        -118

Changes in assets and liabilities--
 Decrease (increase) in accounts receivable           -3,353       5,172
 Increase in prepaid expenses                         -1,288        -467
 Decrease in accounts payable and other
  accrued liabilities                                 -3,883      -1,716
 Decrease in accrued salaries, wages
  and employee benefits                               -1,485      -1,420
 Decrease in income taxes payable                     -1,583      -3,066
                                                     _______     _______
Net cash provided by operating activities              2,728       8,693
                                                     _______     _______
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment,
 net of sales                                         -2,013      -1,039
Purchase of available for sale securities                         -9,923
                                                     _______     _______
Net cash used in investing activities                 -2,013     -10,962
                                                     _______     _______

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends (Note 2)                               -1,235      -1,106
Transactions of stock plans                            2,239       1,034
Purchase and retirement of treasury shares                        -3,969
                                                     _______     _______
Net cash used in financing activities                  1,004      -4,041
                                                     _______     _______
Net increase (decrease) in cash and
 cash equivalents                                      1,719      -6,310
Cash and cash equivalents at beginning
 of period                                            31,564      43,389
                                                     _______     _______
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $33,283     $37,079
                                                     =======     =======
Cash paid for income taxes                           $ 8,341     $ 8,441
                                                     =======     =======


See notes to consolidated financial statements.

                                LOGICON, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (unaudited)




NOTE 1. ACCOUNTING POLICIES.

The consolidated financial information included in this report has been prepared in accordance with the accounting principles reflected in the consolidated financial statements in Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 1995. Results for the six months ended September 30, 1995, are not necessarily indicative of results for the entire year. In the opinion of Company management, all adjustments consisting of recurring accruals and other normal month-end adjustments necessary for a fair presentation of net income for the unaudited six months ended September 30, 1995, and 1994 have been made.

NOTE 2. DIVIDENDS.

On August 7, 1995, the Company declared a quarterly cash dividend of five cents per share, which was paid on October 17, 1995, to stockholders of record as of September 28, 1995.

NOTE 3.  TWO-FOR-ONE STOCK SPLIT.

On August 7, 1995, the Company declared a two-for-one split of the Company's common stock providing one additional share to be issued for each share outstanding to shareholders of record on August 23, 1995. New shares were issued on September 13, 1995. Accordingly, all per share data presented have been restated to reflect the stock split.

NOTE 4.  SUBSEQUENT EVENTS.

On October 3, 1995, Logicon completed the acquisition of the Space and Engineering Group of Applied Technology Associates, Inc. As a result of the acquisition, the Space and Engineering Group has become a unit of Logicon Ultrasystems, Inc. The Space and Engineering Group has annual revenues of approximately $10 million and is primarily located in Mountain View, California.

On October 18, 1995, the Company signed an agreement to acquire the defense business of Geodynamics Corporation. Geodynamics is based in Torrance, California, and has 410 employees and annual revenues on defense-related business of approximately $55 million. The transaction will be consummated through a plan of acquisition whereby holders of Geodynamics shares will receive between $11.15 and $11.25 per share from Logicon plus shares in Geodynamics' wholly-owned subsidiary, LaFehr and Chan Technologies, Inc. (LCT). The agreement is subject to Geodynamics shareholder approval. Closing is expected after a shareholder vote in early 1996.

                            LOGICON, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REVENUES AND BACKLOG

The following tables present an analysis of the Company's revenues and backlog by contract type:

                                    Three Months Ended  Six Months Ended
                                       September 30        September 30
_______________________________________________________________________
(dollars in thousands)                1995       1994      1995       1994

Contract revenues:
  Cost plus fixed fee             $ 31,057    $19,133  $ 61,186   $ 37,364
  Cost plus award and
   incentive fee                    36,485     28,860    72,647     59,935
  Fixed-price                       16,600     11,596    30,426     19,685
  Time and material                 29,944     19,295    61,494     37,177
                                   _______    _______   _______    _______
                                  $114,086    $78,884  $225,753   $154,161
                                   =======    =======   =======    =======


                                      September 30                March 31
______________________________________________________________________
(dollars in thousands)                1995       1994                 1995

Backlog:
 Firm Contracts:
  Cost plus fixed fee           $  118,123 $  164,896           $  155,283
  Cost plus award and
   incentive fee                   143,732    120,039              163,044
  Fixed-price                       42,326     49,214               34,166
  Time and material                171,924    103,544              165,385
                                 _________    _______              _______
                                   476,105    437,693              517,878
                                 _________    _______              _______


Contract options and
 untasked indefinite
 quantity contract values:
  Cost type                        628,829    350,193              367,904
  Fixed-price                      739,353    740,702              743,261
  Time and material                123,411     21,165               57,285
                                 _________    _______              _______
                                 1,491,593  1,112,060            1,168,450
                                 _________    _______              _______
Total Backlog                   $1,967,698 $1,549,753           $1,686,328
                                 =========    =======              =======

Contract revenues during the first half of fiscal year 1996 were 46% higher than in the first half of fiscal year 1995. Backlog at September 30, 1995, including priced options, increased by 27% from backlog at September 30, 1994, and increased by 17% from backlog at March 31, 1995. The increase in revenue and net income in the first half of fiscal year 1996 from the first half of fiscal year 1995 is primarily the result of the acquisition of Syscon Corporation (Syscon) on February 16, 1995.

Second quarter bookings include the award of an indefinite-delivery/indefinite quantity contract, valued at $200 million from the Internal Revenue Service to provide engineering and software services in support of its program to modernize its information systems; $30 million in additional tasks under the Joint Interoperability Engineering
Organization (JIEO) contract; a one-year extension on the Navy Center for Tactical Systems Interoperability (NCTSI) contract, valued at $16.8 million; and a five-year subcontract, valued at $20 million, from Computer Sciences Corporation, for automated data processing facilities management support services to the Health Care Financing Administration.

PROFIT MARGINS


                                    Three Months Ended  Six Months Ended
                                       September 30        September 30
_______________________________________________________________________
                                         1995    1994      1995     1994

Return on revenue before tax             8.4%    9.4%      8.3%     9.2%
Return on revenue after tax              5.0%    5.6%      4.9%     5.4%
Income tax rate                         40.4%   40.9%     40.6%    40.9%




The profit margin for the first half of fiscal year 1996 decreased from the margin reported in the first half of fiscal year 1995 due to lower profit margins on the Syscon revenues and to a decrease in interest income earned on a smaller cash and marketable securities portfolio.

Days sales in receivables decreased to 55 days for September 30, 1995, from 69 days for March 31, 1995. The Company has adequate cash and credit lines available to fund fluctuations in receivable balances.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $2.7 million in the first half of fiscal 1996 and $8.7 million in the first half of fiscal 1995, and is the Company's primary source of liquidity. The Company's working capital increased to $83.8 million at September 30, 1995, from $70.8 million at March 31, 1995. The strong working capital position is reflected in the current ratio of 3.2 to 1 at September 30, 1995.












The Company's Consolidated Balance Sheet is exceptionally strong, with no debt. Management believes that the Company's existing capital resources are sufficient to provide for its operating needs and continued growth. A $25,000,000 unsecured line of credit exists to provide working capital for temporary requirements. There were no borrowings under the line during the first half of fiscal year 1996.


PURCHASE OF TREASURY STOCK

On October 13, 1995, the Board of Directors authorized the Company to spend up to $10 million to repurchase additional shares of the Company's common stock in open market transactions.

SUBSEQUENT EVENTS

On October 3, 1995, Logicon completed the acquisition of the Space and Engineering Group of Applied Technology Associates. The Space and Engineering Group has annual revenues of approximately $10 million, and is primarily located in Mountain View, California.

On October 18, 1995, the Company signed an agreement to acquire the defense business of Geodynamics Corporation. Geodynamics is based in Torrance, California, and has 410 employees and annual revenues on defense-related business of approximately $55 million. The transaction will be consummated through a plan of acquisition whereby holders of Geodynamics shares will receive between $11.15 and $11.25 per share from Logicon plus shares in Geodynamics' wholly-owned subsidiary, LaFehr and Chan Technologies, Inc.
(LCT). The agreement is subject to Geodynamics shareholder approval. Closing is expected after a shareholder vote in early 1996.

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

      27             Financial Data Schedule

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the six months ended September 30, 1995.


Note:

 (1) Filed with the Securities and Exchange Commission in Form 8-A on December 14, 1984, registration No. 1-7777.

 (2)  Filed with the Securities and Exchange Commission in Form 8-A on May
      7, 1990.

                              LOGICON, INC.


                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Torrance, State of California, on October 31, 1995.



                                          LOGICON, INC.
                                          registrant


                                          RALPH L. WEBSTER


                                          Ralph L. Webster,
                                          Vice President -
                                          Chief Financial Officer

                                          (Principal Financial Officer
                                          and Duly Authorized to Sign
                                          on Behalf of Registrant)

                                                          Exhibit 11


                              LOGICON, INC.

                    COMPUTATION OF EARNINGS PER SHARE


Earnings per share of common stock, including common stock equivalents, have been computed based on the following weighted average number of shares:

                                  Three Months Ended       Six Months Ended
                                    September 30           September 30

                                    1995       1994        1995        1994

Weighted average number
 of shares outstanding
 during the period            13,692,000 13,804,000  13,621,000  13,791,000

Net additional shares
 issuable in connection
 with dilutive stock
 options based upon use
 of the treasury stock
 method based on average
 market prices                   517,000    550,000     525,000     558,000
                               _________  _________   _________   _________

Weighted average number
 of common shares
 including common stock
 equivalents                  14,209,000 14,354,000  14,146,000  14,349,000
                               =========  =========   =========   =========




Earnings per share of common stock fully diluted are omitted because there is less than 3% dilution in any period.