Form 10-Q
period 1995-12-31
LOGICON INC /DE/
filed 1996-02-12
CIK 311946

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


               FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 1995


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

                                           [X] Yes    [ ] No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1996.


                                           $.10 par value Common - 13,905,142

                                LOGICON, INC.
           CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
          (shares and dollars in thousands, except per-share data)
                                 (unaudited)

                                     For the Three Months  For the Nine Months
                                       Ended December 31     Ended December 31
                                      ___________________    __________________
                                           1995      1994       1995      1994
REVENUES:
Contract revenues                      $120,605   $80,009   $346,358  $234,170
Interest                                    659       891      1,735     2,399
                                        _______   _______    _______   _______
                                        121,264    80,900    348,093   236,569
                                        _______   _______    _______   _______
COSTS AND EXPENSES:
Costs of contract revenues               99,532    66,505    290,233   193,662
Selling and administrative expenses      10,144     6,578     27,557    20,784
                                        _______   _______    _______   _______
                                        109,676    73,083    317,790   214,446
                                        _______   _______    _______   _______
Income before taxes on income            11,588     7,817     30,303    22,123
Provision for taxes on income            -4,710    -3,091    -12,299    -8,938
                                        _______   _______    _______   _______

NET INCOME                                6,878     4,726     18,004    13,185

Retained earnings at beginning
 of period                              105,780    91,311     95,889    87,742
Cash dividends (Note 2)                    -694      -540     -1,929    -1,646
Purchase and retirement
 of treasury shares                                -5,391               -9,175
                                        _______   _______    _______   _______
Retained earnings at end of period     $111,964   $90,106   $111,964  $ 90,106
                                        =======   =======    =======   =======

EARNINGS PER SHARE OF COMMON STOCK         $0.48     $0.33     $1.27      $0.92
     (Note 3)                            =======   =======   =======    =======


Cash dividends per share of
 common stock (Note 2)                     $0.05     $0.04     $0.14     $0.12


Average number of common shares,
 including common stock equivalents       14,241    14,138    14,178    14,278
      (Note 3)

See notes to consolidated financial statements

 LOGICON, INC.
                         CONSOLIDATED BALANCE SHEET
                           (dollars in thousands)


                                                          1995
                                           __________________________
                                              December 31       March 31
                                              (unaudited)
ASSETS:
Current assets:
 Cash and cash equivalents                       $ 27,587       $ 31,564
 Marketable securities                              9,328          9,210
 Accounts receivable                               84,569         64,233
 Prepaid expenses                                   1,419          2,418
 Deferred income tax benefits                       8,654          8,308
                                                  _______        _______
 TOTAL CURRENT ASSETS                             131,557        115,733

Property, plant and
 equipment, net                                     9,092          9,090
Excess of purchase price over
 net assets of businesses
 acquired, net                                     27,939         27,654
                                                  _______        _______
                                                 $168,588       $152,477
                                                  =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
 Accounts payable and other
  accrued liabilities                            $ 13,635       $ 12,549
 Accrued salaries, wages and
  employee benefits                                26,941         30,831
 Estimated taxes on income                            246          1,583
                                                  _______        _______
  TOTAL CURRENT LIABILITIES                        40,822         44,963
                                                  _______        _______

STOCKHOLDERS' EQUITY:

 Common stock $.10 par value - Authorized
  40,000,000 shares, outstanding 13,889,000
  and 6,753,000 shares (Note 3)                     1,389            675
 Other paid-in capital                             17,493         14,416
 Retained earnings                                111,964         95,889
 Unrealized loss on available for sale
  securities                                          -25           -159
 Unearned compensation and notes receivable
  under restricted stock purchase plan             -3,055         -3,307
                                                  _______        _______
  TOTAL STOCKHOLDERS' EQUITY                      127,766        107,514
                                                  _______        _______
                                                 $168,588       $152,477
                                                  =======        =======


See notes to consolidated financial statements.

                                LOGICON, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                           (dollars in thousands)
                                 (unaudited)


                                                     For the Nine Months
                                                             Ended December 31
                                                            __________________

                                                        1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $18,004     $13,185

Income charges (credits) not affecting cash--
 Depreciation and amortization                         5,060       2,448
 Amortization of deferred compensation                   409         433
 Benefit from deferred taxes                            -330        -444

Changes in assets and liabilities,
  net of acquisition--
 Accounts receivable                                 -18,878       3,135
 Prepaid expenses                                      1,017        -350
 Accounts payable and other accrued liabilities          975      -1,382
 Accrued salaries, wages
  and employee benefits                               -3,890      -3,078
 Income taxes payable                                 -1,337      -2,847
                                                     _______     _______
Net cash provided from operating activities            1,030      11,100
                                                     _______     _______
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment,
 net of sales                                         -3,638      -1,634
Purchase of available for sale securities                         -1,948
Payment for acquisition, net of cash acquired
 (Note 4)                                             -3,074
                                                     _______     _______
Net cash used in investing activities                 -6,712      -3,582
                                                     _______     _______

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends (Note 2)                               -1,929      -1,646
Transactions of stock plans                            3,634       1,364
Purchase and retirement of treasury shares                        -9,657
                                                     _______     _______
Net cash provided by (used in) financing
 activities                                            1,705      -9,939
                                                      ______     _______

Net decrease in cash and
 cash equivalents                                     -3,977      -2,421
Cash and cash equivalents at beginning
 of period                                            31,564      43,389
                                                     _______     _______
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $27,587     $40,968
                                                     =======     =======
Cash paid for income taxes                           $11,771     $11,956
                                                     =======     =======

See notes to consolidated financial statements.


                                LOGICON, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (unaudited)




NOTE 1. ACCOUNTING POLICIES.

The consolidated financial information included in this report has been prepared in accordance with the accounting principles reflected in the consolidated financial statements in Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 1995. Results for the nine months ended December 31, 1995, are not necessarily indicative of results for the entire year. In the opinion of Company management, all adjustments consisting of recurring accruals and other normal month-end adjustments necessary for a fair presentation of the consolidated financial statements for the unaudited nine months ended December 31, 1995, and 1994 have been made.

NOTE 2. DIVIDENDS.

On December 8, 1995, the Company declared a quarterly cash dividend of five cents per share, which was paid on January 9, 1996, to stockholders of record as of December 19, 1995.

NOTE 3. TWO-FOR-ONE STOCK SPLIT.

On August 7, 1995, the Company declared a two-for-one split of the Company's common stock providing one additional share to be issued for each share outstanding to shareholders of record on August 23, 1995. New shares were issued on September 13, 1995. Accordingly, all per share data presented have been restated to reflect the stock split.

NOTE 4. ACQUISITIONS.

On October 3, 1995, Logicon completed the acquisition of the Space and Engineering Group of Applied Technology Associates, Inc. As a result of the acquisition, the Space and Engineering Group has become a unit of Logicon Ultrasystems, Inc. The Space and Engineering Group has annual revenues of approximately $10 million and is primarily located in Mountain View, California.

On October 18, 1995, the Company signed an agreement to acquire the defense business of Geodynamics Corporation. Geodynamics is based in Torrance, California, and has 410 employees and generates annual defense-related business revenues of approximately $55 million. The transaction will be consummated through a plan of acquisition whereby holders of Geodynamics shares will receive between $11.25 per share, as adjusted pursuant to the agreement, from Logicon plus the net proceeds from the sale of Geodynamics' wholly-owned subsidiary, LaFehr and Chan Technologies, Inc. (LCT). The agreement is subject to Geodynamics shareholder approval. Closing is expected after a Geodynamics shareholder vote in March 1996.
                            LOGICON, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REVENUES AND BACKLOG

The following tables present an analysis of the Company's revenues and backlog by contract type:

                                   Three Months Ended  Nine Months Ended
                                       December 31         December 31
_______________________________________________________________________
(dollars in thousands)              1995        1994      1995       1994

Contract revenue:
  Cost plus fixed fee         $   30,195  $   21,607  $ 91,381 $   58,971
  Cost plus award and
   incentive fee                  36,914      27,099   109,561     87,034
  Fixed-price                     22,444      11,361    52,870     31,046
  Time and material               31,052      19,942    92,546     57,119
                                 _______     _______   _______    _______
                              $  120,605  $   80,009  $346,358 $  234,170
                                 =======     =======   =======    =======


                                        December 31              March 31
________________________________________________________________________
(dollars in thousands)              1995        1994                 1995

Backlog:
 Firm Contracts:
  Cost plus fixed fee         $  155,764  $  158,729           $  155,283
  Cost plus award and
   incentive fee                 171,518     101,246              163,044
  Fixed-price                     42,209      45,924               34,166
  Time and material              208,663     119,564              165,385
                               _________     _______              _______
                                 578,154     425,463              517,878
                               _________     _______              _______


Contract options and
 untasked indefinite
 quantity contract values:
  Cost type                      555,619     342,317              367,904
  Fixed-price                    724,606     738,711              743,261
  Time and material              114,327      24,762               57,285
                               _________   _________            _________
                               1,394,552   1,105,790            1,168,450
                               _________   _________            _________
Total Backlog                 $1,972,706  $1,531,253           $1,686,328
                               =========   =========            =========

Contract revenues during the first nine months of fiscal year 1996 were 48% higher than in the first nine months of fiscal year 1995. The increase in revenues and net income in the first nine months of fiscal year 1996 from the first nine months of fiscal year 1995 is primarily the result of the acquisition of Syscon Corporation (Syscon) on February 16, 1995. Backlog at December 31, 1995, including priced options, increased by 29% from backlog at December 31, 1994 primarily as a result of including Syscon's backlog in the total and by 17% from March 31, 1995 as the result of strong third quarter bookings valued at $220 million.

Third quarter firm contract awards include: the exercise of a one-year contract option, valued at $39 million, from the Naval Surface Warfare Center for test and evaluation services on the Aegis program; $25 million in additional tasks under the Joint Interoperability Engineering Organization (JIEO) contract; the exercise of the first of four one-year contract options, valued at $23 million, for continued training and technical support to the U.S. Army's Battle Command Training Program; a four-year contract, valued at $21 million, from the U.S. Air Force for systems analysis, imaging and laser support to the Air Force's Phillips Laboratory; and a contract extension, valued at $16 million from the U.S. Army for additional tasks in support of test and evaluation of C3I systems at the Army's Experimentation Site at Fort Lewis in Tacoma, Washington.





PROFIT MARGINS

                                    Three Months Ended  Nine Months Ended
                                        December 31       December 31
_______________________________________________________________________
                                         1995    1994      1995     1994

Return on revenue before tax             9.6%    9.7%      8.7%     9.4%
Return on revenue                        5.7%    5.8%      5.2%     5.6%
Income tax rate                         40.6%   39.5%     40.6%    40.4%




The profit margin for the first nine months of fiscal year 1996 decreased from the margin reported in the first nine months of fiscal year 1995 due to lower profit margins on the Syscon revenues and to a decrease in interest income earned on a smaller cash and marketable securities protfolio.


Days sales in receivables decreased to 67 days at December 31, 1995, from 69 days for March 31, 1995. The Company has adequate cash and credit lines available to fund fluctuations in receivable balances.












LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1.0 million in the first nine months of fiscal 1996 and $11.1 million in the first nine months of fiscal 1995, and is the Company's primary source of liquidity. The Company's working capital increased to $90.7 million at December 31, 1995, from $70.8 million at March 31, 1995. The strong working capital position is reflected in the current ratio of 3.2 to 1 at December 31, 1995.

The Company's Consolidated Balance Sheet is exceptionally strong, with no debt. Management believes that the Company's existing capital resources are sufficient to provide for its operating needs and continued growth. A $25,000,000 unsecured line of credit exists to provide working capital for temporary requirements. There were no borrowings under the line during the first nine months of fiscal year 1996.

ACQUISITIONS

On October 3, 1995, Logicon completed the acquisition of the Space and Engineering Group of Applied Technology Associates, Inc. The Space and Engineering Group has annual revenues of approximately $10 million, and is primarily located in Mountain View, California.

On October 18, 1995, the Company signed an agreement to acquire the defense business of Geodynamics Corporation. Geodynamics is based in Torrance, California, and has 410 employees and generates annual defense-related business revenues of approximately $55 million. The transaction will be consummated through a plan of acquisition whereby holders of Geodynamics shares will receive $11.25 per share, as adjusted pursuant to the agreement, from Logicon plus the net proceeds from the sale of Geodynamics' wholly-owned subsidiary, LaFehr and Chan Technologies, Inc. (LCT). The agreement is subject to Geodynamics shareholder approval. Closing is expected after a Geodynamics shareholder vote in March 1996.

 PART II - OTHER INFORMATION



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

      27             Financial Data Schedule

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the nine months ended December 31, 1995.

Note:

 (1) Filed with the Securities and Exchange Commission in Form 8-A on December 14, 1984, registration No. 1-7777.

 (2)  Filed with the Securities and Exchange Commission in Form 8-A on
      May 7, 1990.

                            LOGICON, INC.


                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Torrance, State of California, on February 9, 1996.



                                          LOGICON, INC.
                                          registrant

                                          RALPH L. WEBSTER



                                          Ralph L. Webster,
                                          Vice President -
                                          Chief Financial Officer

                                          (Principal Financial Officer
                                          and Duly Authorized to Sign
                                          on Behalf of Registrant)

                                                          Exhibit 11


                            LOGICON, INC.

                  COMPUTATION OF EARNINGS PER SHARE


Earnings per share of common stock, including common stock equivalents, have been computed based on the following weighted average number of shares:

                               Three Months Ended     Nine Months Ended
                                   December 31            December 31

                                    1995       1994        1995      1994

Weighted average number       13,871,000 13,622,000  13,704,000  13,735,000
 of shares outstanding
 during the period

Net additional shares
 issuable in connection
 with dilutive stock
 options based upon use
 of the treasury stock
 method based on average
 market prices                   370,000    516,000     474,000     543,000
                               _________  _________   _________   _________

Weighted average number
 of common shares,
 including common stock
 equivalents                   14,241,00  14,138,00  14,178,000  14,278,000
                               =========  =========  ==========  ==========




Earnings per share of common stock fully diluted are omitted because there is less than 3% dilution in any period.