Form 10-K
period 1996-03-31
LOGICON INC /DE/
filed 1996-06-25
CIK 311946

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-K
                             --------------------
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                                       OR
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended:  MARCH 31, 1996    Commission File Number:  1-7777


                                 LOGICON, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                    95-2126773
- -------------------------------------       ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
  of incorporation or organization)

             3701 Skypark Drive, Torrance, California  90505-4794
           --------------------------------------------------------
           (Address of principal executive offices)      (Zip Code)

                                (310) 373-0220
           -------------------------------------------------------
              Registrant's telephone number, including area code

          Securities registered pursuant to Section 12(b) of the Act:


Common Stock, $.10 par value                New York Stock Exchange, Inc.
- ----------------------------         -------------------------------------------
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

                          $352,784,362 on June 4, 1996

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           $.10 par value common - 13,998,313 shares on June 4, 1996

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's Annual Report to Stockholders for the fiscal year ended March 31, 1996 are incorporated by reference in Part II of this report. Portions of the registrant's definitive proxy statement dated June 25, 1996 are incorporated by reference in Part III of this report.

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

On March 28, 1996, the company acquired Geodynamics Corporation (Geodynamics) for a purchase price of $31.7 million. Geodynamics specializes in remote sensing, geographic information systems, modeling and simulation, software development, and systems engineering and integration for the Department of Defense and other government agencies. The acquisition is being accounted for as a purchase and the excess of the purchase price over net assets acquired was approximately $9.3 million. The Consolidated Balance Sheet includes the assets and liabilities of Geodynamics. The company's consolidated results of operations will include the operations of Geodynamics beginning in fiscal year 1997.

On February 16, 1995, the company acquired Syscon Corporation (Syscon), which operated as an indirectly wholly owned subsidiary of Harnischfeger Industries, Inc., for a cash purchase price of $45.3 million. Syscon is engaged principally in the business of providing systems development, systems integration and systems services to the U.S. government and commercial enterprises. The acquisition was accounted for as a purchase and the excess of the purchase price over net assets acquired was $21.9 million. The company's consolidated results of operations include the operations of Syscon from the acquisition date.

Contracts with the U.S. government are the company's primary revenue source. These revenues accounted for 99 percent of total contract revenues for fiscal years 1994 through 1996. The current backlog value is composed of 39 percent fixed-price type contracts, 46 percent cost type contracts, and 15 percent time and material type contracts. The company is performing on a variety of contracts in the following defense markets:

Command, Control, Communications & Intelligence
Logicon's Command, Control, Communications & Intelligence (C/3/I) business accounts for 32 percent of the company's fiscal year 1996 revenues. Logicon's work in this area includes supplying products and services that ensure the interoperability of the Defense Information Infrastructure; systems engineering of C/3/I systems for warfighters; project support for the government's Process Reengineering initiatives; networking of computer systems of federal, state and local law enforcement agencies so they can more successfully gather intelligence on criminal activity; integration, evaluation and testing of prefielded versions of advanced C/3 /systems; lifecycle engineering support services for digital computer-based shipboard combat systems; and software development for communication systems used for Naval undersea surveillance programs.

Logicon's $32 million counter drug network project for the four southwestern border states links the computer systems of federal, state and local law enforcement agencies so they can share information on drug trafficking and other criminal activity. The network, which has been fielded and meets initial operational requirements, is currently being tested and evaluated and will have full operational capability by this summer.

Logicon is using Functional Process Improvement techniques to help military experts, the Office of the Secretary of Defense and the Joint Staff analyze and improve the way the U.S. military conducts joint air operations. The overall goals of the Process Reengineering initiative are to eliminate redundancy and improve interoperability of information systems within and among the services.

At the Defense Information Systems Agency's Joint Interoperability Test Center at Ft. Huachuca, Arizona, Logicon staff test and evaluate various types of communications equipment. The work is aimed at determining whether this equipment is operational, interoperable with other specified elements and in compliance with military specifications.

Logicon helps the U.S. Army test and evaluate advanced command and control systems before they are fielded for operational use. Logicon's most recent project, the Integrated Meterological System is a U.S. Army Program for use by the U.S. Air Force Staff Weather Officer in each U.S. Army Corps, Division, Special Forces Group and selected brigades. Logicon integrated commercial and government off-the-shelf hardware and software and combined it with Logicon-develolped software and shelter prototypes to create a workstation which will be used to forecast weather and analyze how weather impacts the Army organizations. Block II software development will be completed in 1996.

Logicon became an important player in the U.S. Navy's Battle Group Passive Horizon Extension System (BGPHES) in late 1994. BGPHES is the first of its kind reconnaissance system that has the demonstrated capability to link U-2 aircraft to a Battle Group Commander embarked on a carrier. This year Logicon was awarded a five-year contract to continue development support for this critical tactical surveillance and reconnaissance system.

Weapon Systems
Logicon's Weapon Systems business accounts for 24 percent of the company's fiscal year 1996 revenues. Logicon specializes in mission planning system development and integration, verification and validation of software, development and operation of simulations for weapon systems, lifecycle engineering support services for combat systems, modification and maintenance of software for missile systems and laboratory support for research into new submarine combat systems.

As the B-2 mission planning contractor, Logicon is developing the Strategic Mission Data Preparation System which prepares data cartridges and mission materials used by flight crews and aircraft avionics to fly their missions, and the Aircraft/Cruise Missile Force Application System which generates routes for the aircraft that minimize the probability of detection. The software currently supports the first block of operational aircraft with software for the second block of aircraft scheduled for delivery in the summer of 1996.

As an outgrowth of the B-2 mission planning work, Logicon developed the Unit Level Advanced Planning system, a specialized software product that provides an air squadron with the capabilities needed to create, edit and analyze combat or training missions, and produces the supporting combat mission folder materials for executing these missions.

The Logicon-developed and maintained Conventional Mating and Ranging Planning System helps planners coordinate the aerial refueling of aircraft by producing flight plans and resource summaries for both the mission aircraft and the tankers that refuel them.

Logicon is currently rehosting legacy software to new modern processors on both the B-1B bomber and the C-17 transport. Logicon's approach uses an integrated set of processes, tools and staff which may be tailored to any system.

Logicon personnel support all aspects of the AEGIS program---from analysis of new missions and capabilities such as Littoral Warfare and Theater Ballistic Missile Defense---to weapon system and radar improvement recommendations, risk management, simulator development, software development and testing, system integration, shipboard installation, fleet introduction and training, system test and evaluation and interoperability assessment with joint services and allies.

Logicon continues to provide program management support to the Navy's Standard Missile Program including program planning, management information systems, systems engineering and foreign military sales.

Logicon staff provide systems analysis, engineering and logistics support to the Navy's Combat Systems Technology Laboratory in Newport, Rhode Island, where research into new submarine combat systems is conducted.

Information Systems
Logicon's Information Systems business accounts for 19 percent of the company's fiscal year 1996 revenues. Company capabilities include network architecture design for customized management information systems, enterprise integration, migration strategies for transitioning from legacy systems to distributed systems, systems integration and software development, automated office environments and software engineering environments for small-to large-scale software development projects.

Toward the end of December 1995, the Air Force modified Logicon's I-CASE contract so that it would better fit the current Information Technology needs of government organizations. Government agencies can now order an expanded number of hardware and software tools and applications or customized software engineering environments (SEEs) to suit their particular situations. Logicon's Logicase SEEs continue to be available under the contract, as are training and other support services.

Under a contract awarded this year, Logicon is supporting the Internal Revenue Service (IRS) in their ongoing Tax Systems Modernization effort. Logicon is helping the IRS undertake a complete redesign and modernization of its computer-based information processing system by supplying a broad spectrum of system integration/engineering support services.

Under several contracts awarded this year, Logicon is supporting the development of client/server systems for large information technology programs for the state of California. Services provided include project management, independent verification and validation (IV&V) and systems engineering. State agencies and departments supported include the Department of Welfare and the Department of Corrections.

A new version of the Logicon Message Dissemination System (LMDS), a powerful message retrieval and distribution software product, became available this year for use with the Commerce Business Daily. An enhanced version of LMDS operates with Lotus Notes and on a World Wide Web server. During the year, Logicon initiated a marketing campaign that targets Internet users. By year end, three Internet content providers were using LMDS to disseminate their products to their customers in real time. America Online has introduced a new service that uses LMDS to allow their six million users to create individual interest profiles that select newswire stories for their review.

On the DoD's Defense Enterprise Integration Services program, Logicon is supporting the integration and migration of legacy information systems to distributed, networked systems. This involves assessing integration strategies, performing Functional Economic Analyses, standardizing data and developing automated migrational support tools and prototypes.

At the National Archives and Records Administration (NARA), the Integrated Communications and Administration Support System, a Logicon-developed network provides the infrastructure for managing the huge volumes of archival material from the Federal Record Centers, the Regional Archives and the Presidential Libraries. Logicon is playing a key role in NARA's ongoing efforts to make archival information available to the public via the Internet.

Logicon also helps the Department of Justice's (DOJ) Criminal and Civil Divisions operate their offices' automated environments by managing their networks and developing application software for information systems. On another DOJ program, the Justice Consolidated Office Network, Logicon provides office automation support to the attorney General's office, other senior management and policy offices and the 93 U.S. Attorney offices.

Training & Simulation
Logicon's Training & Simulation business accounts for 14 percent of the company's fiscal year 1996 revenues. Logicon's expertise in the Training & Simulation area includes conducting hands-on wargaming exercises using an interactive computer model of military field operations, managing the operations of battle simulation centers across the country, developing a real-time multi-warfare Naval training system, operating and managing the world's largest vertical motion simulator for training of flight crews and developing multimedia interactive courseware.

Under the U.S. Army's Battle Command Training Program (BCTP), the Army's premiere battle preparedness training program, Logicon staff operate the computer-based simulation-driven training exercises that are used to train units at minimum cost and with maximum flexibility.

A key activity of these warfighting exercises is the After Action Review (AAR), a post-exercise analysis session presented to commanders and their staffs. As part of the AAR, Logicon developed the After Action Review System, an automated support system that collects a wealth of data on key battle decisions and provides training feedback.

Logicon also supplies battle simulation center support to the U.S. Army's XVIII Airborne Corps and instructs U.S. Reserve Component training personnel in how to train their own staffs at four Army Reserve Battle Projection Centers.

At the NASA-Ames Simulation Laboratory, Logicon experts operate and develop usage plans for the world's largest vertical motion simulator, used to train space shuttle astronauts and pilots of fighter aircraft, helicopters and transport planes. The simulator features four interchangeable cabs which simulate different classes of aircraft. New and different simulations are conducted each year, with each simulation requiring four months of planning.

Logicon's Tactical Advanced Simulated Warfare Integrated Trainer, or TASWIT, developed in 1987, is used to train Naval Surface Tactical Teams. Today it is the Navy's shore-based Surface Warfare Trainer and ashore adjunct to the Battle Force Tactical Trainer Program. Logicon's TASWIT team is currently involved in modeling and simulation activities related to the DoD's Distributed Interactive Simulation initiative. The TASWIT software has also become the key component for integrating the Naval Undersea Warfare Center's undersea warfare simulation capabilities with the Naval Surface Warfare Center's above-water warfare simulations for the Advanced Research Projects Agency's Ship Systems Automation program.

At the Navy's AEGIS Training Center, Logicon personnel design, maintain and operate computer-based training tools used to train AEGIS crews. This effort includes the development of computer-based training modules and team training scenarios designed to stimulate the AEGIS Combat System with a multi-threat battle environment.

Science & Technology

Logicon's Science and Technology business accounts for 11 percent of the company's fiscal year 1996 revenues. Work in this area includes research and experimentation in high energy laser applications and advanced imaging technology, nuclear and conventional weapons effects and anti-proliferation strategies, application of ocean physics to expand our capabilities in ocean surveillance, neural network artificial intelligence techniques for automated machine recognition of image features, and human factors engineering used in the development of the next generation of aircraft and weaponry.

At the U.S. Air Force's Phillips Laboratory in Albuquerque, New Mexico, Logicon scientists and engineers model all aspects of high energy lasers, including photon generation, aiming and propagation through the atmosphere, and their effects on targets. In the imaging field we design, analyze and support experiments to further exploit advanced imaging concepts for space identification in space control applications.

The Logicon-developed Virtual Interactive Target (VIT) is a computer simulation which provides the Defense Nuclear Agency with a model for studying the effects of conventional weapons used in attacks on hardened structures, such as an airplane hanger. VIT is used for training of warfighting forces, planning and rehearsal of operational missions, test and evaluation of new weapon systems and development of new tactics and concepts of operation.

Logicon is helping manage the development of a capability for evaluation of hazardous material releases in the atmosphere. The effort, called Hazard Prediction and Assessment Capability, was given a real-world test when the Chemical Officer for the European Command requested it for use in Bosnia. Logicon and DNA staff worked together under tight deadline constraints to prepare the hardware, software, weather data, hazard source term data and a training plan for shipment to Europe.

At the Armstrong Laboratory at Wright-Patterson AFB, Logicon research scientists help develop and conduct experiments aimed at exploring the limits of human capability in complex flight systems. Logicon personnel were largely responsible for developing the most recent addition to the Armstrong Laboratory, the Synthesized Immersion Research Environment (SIRE) laboratory. SIRE is a state-of-the-art virtual reality facility used for development and evaluation of crew station technologies that may have value to the pilot of the 21st century.

Backlog
The dollar amount of backlog, including contract options and untasked indefinite quantity contract values at March 31, 1996, was $2.0 billion, compared to $1.7 billion at March 31, 1995. Backlog from firm contracts at March 31, 1996, was $547 million, compared to $518 million at March 31, 1995. The funded portion of the March 31, 1996 and 1995 backlog was $226 million and $222 million, respectively. It is estimated that approximately 60 percent of backlog from firm contracts will be expended by March 31, 1997.

On April 12, 1994, the company was awarded a U.S. Air Force contract to provide Integrated Computer-Aided Software Engineering (I-CASE) systems and related services to the Department of Defense. In December 1995 the Air Force issued a contract change order for the I-CASE contract which essentially restructured and modified the contract by reducing program management and software update requirements and related costs. The program management function was changed from a firm-fixed price task to a cost plus fixed-fee task. The untasked, indefinite quantity value, over the remaining eight-year period, of this indefinite delivery/indefinite quantity (ID/IQ) contract was $637 million at March 31, 1996.

Also, included in the untasked indefinite quantity value is a five-year, $200 million ID/IQ contract from the Internal Revenue Service (IRS) for software and systems engineering services in support of the IRS's Tax Systems Modernization effort that was awarded during fiscal 1996.

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

Costs of company-sponsored research activities during the fiscal years ended March 31, 1996, 1995 and 1994 were, respectively, $3,952,000, $2,692,000 and
$2,751,000.

Employee Relations

The company's success is dependent upon its ability to attract and retain highly trained professional and technical employees. At March 31, 1996, the company had 4,986 employees, of whom 3,510 were on the technical staff. Of those on the technical staff, 86 percent held degrees, with 42 percent holding advanced degrees.

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


ITEM 2. PROPERTIES

Logicon's principal facilities, aggregating 1,200,000 square feet, are occupied under leases expiring prior to April 2008. The principal facilities are located in the metropolitan areas of Los Angeles and San Diego, California, and Washington, D.C., and are suitable for offices, laboratories, or light manufacturing.


ITEM 3. LEGAL PROCEEDINGS

There are no pending or existing legal proceedings which, in the opinion of company management, if decided against the company, would have any material adverse effect on its financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of fiscal year 1996 to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

The information required by Items 5 through 8 of this report is set forth on page 3 and pages 25 through 40 of the 1996 Annual Report to Stockholders and is incorporated by reference in this Annual Report on Form 10-K. Item 9 is not applicable.

                                    PART III

The information required by Items 10 through 13 of this report is set forth in the sections entitled "Election of Directors", "Executive Compensation Committee Report", "Stock Options", "Other Remuneration Plans", "Long-Term Incentive Plan Awards Table", "Certain Transactions", "Shares Owned by Directors and Named Executive Officers", "Ownership of Certain Beneficial Owners", "Compliance With The Securities Exchange Act", "All Executive Officers of the Company" and "Common Stock Performance" in the company's definitive proxy statement, dated June 25, 1996. Such information is incorporated by reference in this Annual Report on Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1 & 2.  Financial Statements and Financial Statement Schedules:

                  The Consolidated Financial Statements, together with the report thereon of Independent Accountants dated May 24, 1996, appearing on pages 28 through 39 of the accompanying 1996 Annual Report to Stockholders are incorporated by reference in this Annual Report on Form 10-K . With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7 and 8, the 1996 Annual Report to Stockholders is not to be deemed filed as part of this report.

                  No financial statement schedules are required to be filed as part of this report. The Consent of Independent Accountants to Incorporation by Reference of Reports in Continuous Offerings on Form S-8 is located on page 9 of this report.

          3.      Exhibits:

                  See index of exhibits on pages 10 and 11.

     (b)          Reports on Form 8-K:

                  A report on Form 8-K was filed on April 11, 1996, pursuant to
                  Item 2 "Acquisition or Disposition of Assets" for the acquisition of Geodynamics Corporation by Logicon. The financial statements of Geodynamics Corporation for the period ended June 2, 1995, were part of that filing along with pro forma financial information for Logicon and Geodynamics Corporation.

Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       LOGICON, INC.

                                       by


                                       J.R. WOODHULL
                                      -----------------------------------
                                       J.R. Woodhull, President and
                                       Chief Executive Officer




       Signatures                    Title                    Date
       ----------                    -----                    ----

(1)    Principal Executive Officer:



       J.R. WOODHULL
      -----------------------------
       J.R. Woodhull                 President and            June 24, 1996
                                     Chief Executive Officer




(2)    Principal Financial and Accounting Officer:



       RALPH L. WEBSTER
      ------------------------------
       Ralph L. Webster              Vice President -         June 24, 1996
                                     Chief Financial Officer

(3)    Directors:



      ------------------------------
       James L. Hesburgh             Director                 June    , 1996




       CHARLES T. HORNGREN
      ------------------------------
       Charles T. Horngren           Director                 June 24 , 1996



       W. EDGAR JESSUP, JR.
      ------------------------------
       W. Edgar Jessup, Jr.          Director                 June 24 , 1996



       CHARLES F. SMITH
      ------------------------------
       Charles F. Smith              Director                 June 24, 1996



       ROLAND R. SPEERS
      ------------------------------
       Roland R. Speers              Director                 June 24 , 1996



       ROBERT G. WALDEN
      ------------------------------
       Robert G. Walden              Director                 June 24 , 1996



       J.R. WOODHULL
      ------------------------------
       J.R. Woodhull                 Director                 June 24, 1996

                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statement on Forms S-8 (Nos. 2-82905, 2-82906, 2-82907, 33-45813 and 33-45815) of our report dated May 24, 1996, appearing on page 39 of the 1996 Annual Report to Stockholders of Logicon, Inc., which is incorporated in this Annual Report on Form 10-K.



PRICE WATERHOUSE LLP



Costa Mesa, California
June 24, 1996

                                 LOGICON, INC.

                               INDEX OF EXHIBITS

     Exhibit
     No.           Description
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

              (9) Filed with the Securities and Exchange Commission in Form 10-K on June 27, 1990, registration No. 1-7777.

              (10) Filed with the Securities and Exchange Commission in Form S-8 on February 19, 1992, registration No. 33-45815.

              (11) Filed with the Securities and Exchange Commission in Form S-8 on February 19, 1992, registration No. 33-45813.

              (12) Filed with the Securities and Exchange Commission in Form
                   10-K on June 21, 1993, registration No. 1-7777.

              (13) Filed with the Securities and Exchange Commission in Form
                   10-K on June 24, 1994, registration No. 1-7777.

              (14) Filed with the Securities and Exchange Commission in Form
                   10-K on June 26, 1995, registration No. 1-7777.