Form 10-Q
period 1996-06-30
LOGICON INC /DE/
filed 1996-08-08
CIK 311946

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q


(Mark one)

[X]           Quarterly Report Pursuant to Section 13 or 15(d) of
the
              Securities Exchange Act of 1934


                 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1996


                                 or

[ ]  Transition Report Pursuant to Section 13 or 15(d)of the
     Securities Exchange Act of 1934


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

                                  [X] Yes    [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1996.

                       $.10 par value Common - 13,843,404

                              LOGICON, INC.
     CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
    (shares and dollars in thousands, except per-share data)
                     (unaudited)

                                     For the Three Months
                                        Ended June 30
                                    ___________________
                                      1996              1995
REVENUES:
  Contract revenues               $149,210          $111,667
  Interest                             735               540
                                    ______            ______
                                   149,945           112,207

COSTS AND EXPENSES:
  Costs of contract revenues       126,149            94,678
  Selling and administrative
  expenses                          10,628             8,482
                                    ______            ______
                                   136,777           103,160
                                   _______           _______
Income before taxes on income       13,168             9,047
Provision for taxes on income       -5,441            -3,679
                                   _______           _______
NET INCOME                           7,727             5,368
Retained earnings at beginning
  of period                        118,569            95,889
Cash dividends (Note 2)               -702              -544
                                   _______           _______
Retained earnings at end of
  period                          $125,594          $100,713
                                   =======           =======


EARNINGS PER SHARE OF COMMON
  STOCK                          $    0.54           $  0.38

Cash dividends per share of       $   0.05           $  0.04

Average number of common shares,
  including common stock
  equivalents                       14,335            14,084

See notes to consolidated financial statements.
                LOGICON, INC.
                    CONSOLIDATED BALANCE SHEET
                     (dollars in thousands)
                                                   1996
                                     __________________________
                                           June 30     March31
                                       (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents               $ 40,700    $ 37,802
  Marketable securities                      5,220       8,244
  Accounts receivable                      101,075      87,725
  Prepaid expenses                           2,886       2,447
  Deferred income tax benefits               8,682       8,551
                                            _______    _______
 TOTAL CURRENT ASSETS                      158,563     144,769
Property, plant and equipment, net          11,098      11,521
Other assets                                 1,085       1,085
Excess of purchase price over net assets
  of businesses acquired, net               35,700      36,063
                                            _______    _______
                                          $206,446    $193,438
                                           =======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other
    accrued liabilities                   $ 28,023    $ 17,995
  Accrued salaries, wages and
    employee benefits                       29,172      38,522
  Estimated taxes on income                  5,175       1,023
                                            _______    _______
  TOTAL CURRENT LIABILITIES                 62,370      57,540
                                           _______     _______
STOCKHOLDERS' EQUITY
  Common stock $.10 par value -
  Authorized 40,000,000 shares,
  outstanding 14,042,000 and 13,975,000
  shares                                     1,404      1,397
  Other paid-in capi                        19,761     18,853
  Retained earnings                        125,594    118,569
  Unrealized loss on available for sale
    securities                                  -5        -13
  Unearned compensation and notes
  receivableunder restricted stock
  purchase plan                             -2,678     -2,908
                                          _______    _______

  TOTAL STOCKHOLDERS' EQUITY              144,076    135,898
                                          _______    _______
                                      $   206,446   $193,438
                                         ========   ========
See notes to consolidated financial statements.












                            LOGICON, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                         (dollars in thousands)
                              (unaudited)

                                           For the Three Months
                                             Ended June 30
                                          __________________
                                                1996      1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                    $7,727    $5,368
Income charges not affecting cash--
  Depreciation and amortization                1,699     1,285
  Amortization of deferred compensation          111       154
  Provision for (benefit from) deferred
  taxes                                         -131       504
Changes in assets and liabilities--
  Increase in accounts receivable            -13,350    -4,681
  Increase in prepaid expenses                  -439      -410
  Increase (decrease) in accounts payable
    and other accrued liabilities             10,028    -3,083
  Decrease in accrued salaries, wages and
  employee benefits                           -9,350    -5,896
  Increase in income taxes payable             4,152       996
                                              _______  _______

Net cash provided from (used) in operating
  activities                                    447     -5,763

                                             _______   _______

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment,
  net of sales                                 -913       -584
Maturity of available for sale securities     3,032
                                            _______    _______
Net cash provided from (used in) investing
  activities                                  2,119       -584
                                           _______     _______
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends (Note 2)                        -702       -544
Transactions of stock plans                   1,034        360
                                             ______    _______
Net cash provided from (used in) financing
  activities                                    332       -184
                                              _______  _______
Net increase (decrease) in cash and cash
  equivalents                                 2,898     -6,531
Cash and cash equivalents at beginning
  of period                                  37,802     31,564
                                            _______     ______
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                  $40,700    $25,033
                                            =======    =======
Cash paid for income taxes                  $   309    $ 1,225
                                            =======    =======
See notes to consolidated financial statements.


                           LOGICON, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (unaudited)




NOTE 1. ACCOUNTING POLICIES.

The consolidated financial information included in this report has been prepared in accordance with the accounting principles reflected in the consolidated financial statements in Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 1996. Results for the three months ended June 30, 1996, are not necessarily indicative of results for the entire year. In the opinion of company management, all adjustments consisting of recurring accruals and other normal month-end adjustments necessary for a fair presentation of net income for the unaudited three months ended June 30, 1996 and 1995 have been made.

NOTE 2. DIVIDENDS.

On June 7, 1996, the Company declared a quarterly cash dividend of five cents per share, which was paid on July 16, 1996, to stockholders of record as of June 25, 1996.

NOTE 3.  SUBSEQUENT EVENT

On August 5, 1996, the Board of Directors declared a cash dividend of six cents per share, payable on October 15, 1996, to stockholders of record as of September 19, 1996.

                             LOGICON, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REVENUES AND BACKLOG

The following tables present an analysis of the company's revenues and backlog by contract type:

                                           Three Months Ended
                                               June 30
_____________________________________________________________
dollars in thousands)                       1996        1995

Revenues from services and systems:
  Cost plus fixed fee                   $ 35,286    $ 30,129
  Cost plus award and incentive fee       40,083      36,162
  Fixed-price                             39,199      13,826
  Time and material                       34,642      31,550
                                         _______     _______
                                        $149,210    $111,667
                                         =======     =======


                                         June 30      March 31
_____________________________________________________________
(dollars in thousands)              1996        1995      1996

Backlog:
  Firm Contracts:
  Cost plus fixed              $ 161,875    $121,803   $155,130
  Cost plus award and
 incentive fee                   171,261     148,492    159,836
  Fixed-price                     41,325      10,887     42,705
  Time and material              171,341     156,026    188,958
                               _________     _______    _______
                                 545,802     437,208    546,629
                                _________   _______     _______


Contract options and untasked
  indefinite quantity contract
  values:
  Cost type                     617,227     424,199     620,261
  Fixed-price                   749,666     747,780     749,411

  Time and material             114,365      83,690     121,498

                              _________   _________   _________
                              1,481,258   1,255,669   1,491,170
                              _________    ________   _________
Total Backlog                $2,027,060  $1,692,877  $2,037,799
                              =========    ========   =========

Contract revenues during the first quarter of fiscal year 1997were 34% higher than in the first quarter of fiscal year 1996. Significantly increased sales of hardware and software products under the I-CASE contract and the inclusion of the revenues from Geodynamics, which was acquired on March 28,1996 accounts for a large share of the increase.

Backlog at June 30, 1996, including priced options, increased by 20% from backlog at June 30, 1995, and remained consistent with backlog at March 31, 1996. Booking highlights for the first quarter include $28 million for hardware and software products under the I-CASE contract; the exercise of a contract option, valued at $17 million, to operate the vertical motion simulator at the NASA-Ames Research Center; and $9 million in tasks under the Joint Interoperability Engineering Organization (JIEO) contract. The company's backlog is not subject to any significant seasonal fluctuations, but is likely to vary substantially as contracts near completion and in conjunction with the execution of major contractual renewals or the award of major new contracts. The company's contracts with the government are subject to redirection or termination for convenience, or may not result in future revenues due to events and actions taken by the customer outside of the company's control.

Contract awards that authorize the company to provide services and products are included in firm backlog. When such authorizations have become inactive and the company reasonably anticipates no future revenue from such awards, they are removed from firm backlog. Firm backlog may be funded or unfunded. The funded backlog at March 31, 1996, was $225 million and the funded backlog at June 30, 1996 and 1995, was $249 million and $228 million, respectively.

Contract awards that allow the customer to contract for services and products at specified values upon the issuance of contract modifications, normally referred to as options or delivery orders, are recorded in backlog at the value stated in the contract. These amounts are not included in firm backlog until such future contract modifications are issued. Accordingly, total backlog reflected above may not result in future revenues. In recent years the company's customers have increasingly entered into this form of contract.






ROFIT MARGINS

                                       Three Months
                                      Ended June 30
____________________________________________________________

                                      1996        1995
Return on revenue before tax          8.8%        8.1%
Return on revenue after tax           5.2%        4.8%
Income tax rate                      41.3%       40.7%

The profit margin for the quarter ended June 30, 1996 is consistent with the profit margins experienced by the company for the fiscal years 1996 and 1995. The profit margin for the first quarter of fiscal year 1996 was lower than the same period this year due to lower profit margins on revenues from Syscon
Corporation which was acquired on February 16, 1995.

Day sales in receivables decreased to 62 days at June 30, 1996 from 67 days at March 31, 1996. The company has adequate cash and credit lines available to fund fluctuations in receivable balances.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided from operating activities was $.4 million in the first quarter of fiscal year 1997 as compared to net cash used in operating activities of $5.8 million in the first quarter of fiscal year 1996, and is the company's primary source of liquidity. The company's working capital increased to $96.2 million at June 30, 1996 from $87.2 million at March 31, 1996. The strong working capital position is reflected in the current ratio of 2.5 to 1 at June 30, 1996.

The company's Consolidated Balance Sheet is exceptionally strong, with no debt. Management believes that the company's existing capital resources are sufficient to provide for its operating needs and continued growth. A $25,000,000 unsecured line of credit exists to provide working capital for temporary requirements. There were no borrowings under the line during the first quarter of fiscal year 1997.

FORWARD-LOOKING STATEMENTS

To the extent the information contained in this discussion and analysis of consolidated financial condition and results of operations and the information included elsewhere in this Form 10-Q, for the quarter ended June 30, 1996, are viewed as forward-looking statements, the reader is cautioned that various risks and uncertainties exist that could cause the actual future results to differ materially from that inferred by the forward-looking statements. Since the company's primary customer is the U.S. government, future results could be impacted by: the right of the government to redirect, modify, terminate or otherwise cause work to be stopped on contracts issued by it; government customers' budgetary constraints; and the contracting practices of the company's current and prospective customers. Some additional factors, among others, that also need to be considered are: the likelihood that actual future revenues that are realized may differ from those inferred from existing total backlog; the ability of the company to attract and retain highly trained professional employees; the availability of capital and/or financing; and changes in the utilization of the company's leased facilities that could result in higher costs. The reader is further cautioned that risks and uncertainities exist that have not been mentioned herein due to their unforeseeable nature, but which, nevertheless, may impact the company's future operations.










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


(b) Reports on Form 8-K

A report on Form 8-K was filed on April 11, 1996, pursuant to
Item 2 "Acquisition or Disposition of Assets" for the acquisition of Geodynamics Corporation by Logicon. The financial statements of Geodynamics Corporation for the year ended June 2, 1995 and for the six month period ended December 1, 1995, were part of that filing along with pro forma financial information for Logicon and Geodynamics Corporation.

Note:

  (1)          Filed with the Securities and Exchange Commission
              in Form 8-A on
               December 14, 1984, registration No. 1-7777.

  (2)          Filed with the Securities and Exchange Commission
              in Form 8-A on May 7, 1990.

                          LOGICON, INC.


                          SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Torrance, State of California, on August 8, 1996.



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

                                            Exhibit 11


                           LOGICON, INC.

               COMPUTATION OF EARNINGS PER SHARE


Earnings per share of common stock, including common stock equivalents, have been computed based on the following weighted average number of shares:

                                         Three Months Ended
                                                June 30

                                            1996        1995*

Weighted average number of share      13,997,000  13,550,000
  outstanding during the period


Net additional shares issuable in
  connection with dilutive stock
  options based upon use of the
  treasury stock method based on
  average market prices                  338,000     534,000
                                       _________     _______


Weighted average number of common
  shares including common stock
  equivalents                         14,335,000  14,084,000
                                       =========    ========




Fully diluted earnings per share of common stock are omitted because there is less than 3% dilution in any period.

* Per share data reflects a two-for-one stock split paid on September 13, 1995.