Form 10-Q
period 1996-09-30
LOGICON INC /DE/
filed 1996-11-01
CIK 311946

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


              FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 1996


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

                                           [X] Yes    [ ] No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1996.


                                           $.10 par value Common - 13,949,743

                                LOGICON, INC.
           CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
          (shares and dollars in thousands, except per-share data)
                                 (unaudited)





                                     For the Three Months    For the Six Months
                                      Ended September 30    Ended September 30
                                      ___________________    __________________
                                           1996      1995       1996      1995
REVENUES:
Contract revenues                      $128,834  $114,086   $278,044  $225,753
Interest                                    842       536      1,577     1,076
                                        _______   _______    _______   _______
                                        129,676   114,622    279,621   226,829
                                        _______   _______    _______   _______
COSTS AND EXPENSES:
Costs of contract revenues              105,129    96,023    231,278   190,701
Selling and administrative expenses      11,184     8,931     21,812    17,413
                                        _______   _______    _______   _______
                                        116,313   104,954    253,090   208,114
                                        _______   _______    _______   _______
Income before taxes on income            13,363     9,668     26,531    18,715
Provision for taxes on income             5,522     3,910     10,963     7,589
                                        _______   _______    _______   _______
NET INCOME                                7,841     5,758     15,568    11,126

Retained earnings at beginning
 of period                              125,594   100,713    118,569    95,889
Cash dividends (Note 2)                    -835      -691     -1,537    -1,235
Purchase and retirement
 of treasury shares                      -5,347               -5,347
                                        _______   _______    _______   _______
Retained earnings at end of period     $127,253  $105,780   $127,253  $105,780
                                        =======   =======    =======   =======

EARNINGS PER SHARE OF
 COMMON STOCK                          $ 0.55    $ 0.41    $  1.09    $ 0.79
                                        =======   =======    =======   =======
Cash dividends per share of
 common stock (Note 2)                 $ 0.06    $ 0.05    $  0.11    $ 0.09

Average number of common shares,
 including common stock equivalents      14,182    14,209     14,259    14,146








See notes to consolidated financial statements.

                                LOGICON, INC.
                         CONSOLIDATED BALANCE SHEET
                           (dollars in thousands)



                                                          1996
                                           __________________________
                                             September 30       March 31
                                              (unaudited)
ASSETS:
Current assets:
 Cash and cash equivalents                       $ 65,381       $ 37,802
 Marketable securities                                             8,244
 Accounts receivable                               72,551         87,725
 Prepaid expenses                                   2,196          2,447
 Deferred income tax benefits                       9,043          8,551
                                                  _______        _______
 Total Current Assets                             149,171        144,769
Property, plant and equipment, net                 10,424         11,521
Other assets                                          971          1,085
Excess of purchase price over
 net assets of businesses
 acquired, net                                     35,169         36,063
                                                  _______        _______
                                                 $195,735       $193,438
                                                  =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
 Accounts payable and other
  accrued liabilities                            $ 12,528       $ 17,995
 Accrued salaries, wages and
  employee benefits                                35,578         38,522
 Estimated taxes on income                            854          1,023
                                                  _______        _______
  Total Current Liabilities                        48,960         57,540
                                                  _______        _______

STOCKHOLDERS' EQUITY:

 Common stock $.10 par value - Authorized
  40,000,000 shares, outstanding 13,938,000
  and 13,975,000 shares                             1,394          1,397
 Other paid-in capital                             22,329         18,853
 Retained earnings                                127,253        118,569
 Unrealized loss on available for sale
  securities                                                        - 13
 Unearned compensation and notes receivable
  under restricted stock purchase plan             -4,201         -2,908
                                                  _______        _______
                                                  146,775        135,898
                                                  _______        _______
                                                 $195,735       $193,438
                                                  =======        =======


See notes to consolidated financial statements.

                                LOGICON, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                           (dollars in thousands)
                                 (unaudited)


                                                     For the Six Months
                                                     Ended September 30
                                                     __________________

                                                        1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $ 15,568     $11,126

Income charges (credits) not affecting cash--
 Depreciation and amortization                         3,650       2,517
 Amortization of deferred compensation                   159         293
 Provision for (benefit from) deferred taxes            -492         384

Changes in assets and liabilities--
 Decrease (increase) in accounts receivable           15,174      -3,353
 Decrease (increase) in prepaid expenses
   and other assets                                      365      -1,288
 Decrease in accounts payable and other
   accrued liabilities                                -5,467      -3,883
 Decrease in accrued salaries, wages
   and employee benefits                              -2,944      -1,485
 Decrease in income taxes payable                       -169      -1,583
                                                     _______     _______
Net cash provided from operating activities           25,844       2,728
                                                     _______     _______
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment             -1,659      -2,013
Maturity of available for sale securities              8,257
                                                     _______     _______
Net cash provided from (used in)
  investing activities                                 6,598      -2,013
                                                     _______     _______

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends                                        -1,537      -1,235
Transactions of stock plans                            2,297       2,239
Purchase and retirement of treasury shares            -5,623
                                                     _______     _______
Net cash provided from (used in)
  financing activities                                -4,863       1,004
                                                     _______     _______

Net increase in cash and cash equivalents             27,579       1,719
Cash and cash equivalents at beginning
  of period                                           37,802      31,564
                                                     _______     _______
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $65,381     $33,283
                                                     =======     =======
Cash paid for income taxes                          $ 10,617     $ 8,341
                                                     =======     =======


See notes to consolidated financial statements.

                                LOGICON, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (unaudited)




NOTE 1. ACCOUNTING POLICIES.

The consolidated financial information included in this report has been prepared in accordance with the accounting principles reflected in the consolidated financial statements in Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 1996. Results for the six months ended September 30, 1996, are not necessarily indicative of results for the entire year. In the opinion of Company management, all adjustments consisting of recurring accruals and other normal month-end adjustments necessary for a fair presentation of net income for the unaudited six months ended September 30, 1996, and 1995 have been made.

NOTE 2. DIVIDENDS.

On August 5, 1996, the Board of Directors declared a quarterly cash dividend of six cents per share, which was paid on October 15, 1996, to stockholders of record as of September 19, 1996.

                            LOGICON, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REVENUES AND BACKLOG

The following tables present an analysis of the company's revenues and backlog by contract type:

                                   Three Months Ended    Six Months Ended
                                      September 30        September 30
_______________________________________________________________________
(dollars in thousands)             1996         1995       1996      1995

Contract revenues:
  Cost plus fixed fee          $ 34,997     $ 31,057   $ 70,283  $ 61,186
  Cost plus award and
   incentive fee                 39,215       36,485     79,298    72,647
  Fixed-price                    20,044       16,600     59,243    30,426
  Time and material              34,578       29,944     69,220    61,494
                                _______      _______    _______   _______
                               $128,834     $114,086   $278,044  $225,753
                                =======      =======    =======   =======

                                                                       At
                                                At September 30   March 31
________________________________________________________________________
(dollars in thousands)             1996          1995                1996

Backlog:
 Firm Contracts:
  Cost plus fixed fee         $ 150,705     $ 118,123           $ 155,130
  Cost plus award and
   incentive fee                190,667       143,732             159,836
  Fixed-price                    47,765        42,326              42,705
  Time and material             172,012       171,924             188,958
                              _________       _______             _______
                                561,149       476,105             546,629
                              _________       _______             _______


Contract options and
 untasked indefinite
 quantity contract values:
  Cost plus fixed fee          $ 515,077    $ 628,829            $ 620,261
  Fixed-price                    737,768      739,353              749,411
  Time and material              288,075      123,411              121,498
                               _________      _______              _______
                               1,540,920    1,491,593            1,491,170
                               _________      _______              _______
Total Backlog                 $2,102,069   $1,967,698           $2,037,799
                              =========       =======             =======

Contract revenues during the first half of fiscal year 1997 were 23% higher than in the first half of fiscal year 1996. Revenues from Geodynamics, which was acquired on March 28, 1996, and increased sales of hardware and software products under the I-CASE contract account for a large share of the increase.

Backlog at September 30, 1996, including priced options, increased by seven percent from backlog at September 30, 1995, and increased by three percent from backlog at March 31, 1996. Booking highlights during the second quarter include:
      -  $21 million for support on a classified contract
      - $10 million for development of the U.S. Army's next generation Command and control training simulation environment, called WARSIM 2000
      -  $10 million for support of the Navy Center for Tactical
           Systems Interoperability; and
      - $8 million worth of products and services under the I-CASE contract.

During the quarter, Logicon was also awarded two indefinite delivery/indefinite quantity (ID/IQ) contracts: a five-year contract from the National Institutes of Health for support of its Chief Information Officer Solutions and Partners Program (CIOSP), under which Logicon will compete with other information technology companies for business worth an estimated $1 billion; and a five-year contract from the Department of Justice for support of its Information Technology Support Services (ITSS) 2001 Program, under which Logicon will compete for business worth an estimated $100 million. The company's backlog is not subject to any significant seasonal fluctuations, but is likely to vary substantially as contracts near completion and in conjunction with the execution of major contractual renewals or the award of major new contracts. The company's contracts with the government are subject to redirection or termination for convenience, or may not result in future revenues due to events and actions taken by the customer outside of the company's control.

Contract awards that authorize the company to provide services and products are included in firm backlog. When such authorizations have become inactive and the company reasonably anticipates no future revenue from such awards, they are removed from firm backlog. Firm backlog may be funded or unfunded. The funded backlog at March 31, 1996, was $225 million and the funded backlog at September 30, 1996 and 1995, was $225 million and $220 million, respectively.

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

PROFIT MARGINS


                                    Three Months Ended  Six Months Ended
                                       September 30        September 30
_______________________________________________________________________
                                         1996    1995      1996     1995

Return on revenue before tax            10.3%    8.4%      9.5%     8.3%
Return on revenue after tax              6.0%    5.0%      5.6%     4.9%
Income tax rate                         41.3%   40.4%     41.3%    40.6%

Net income for the second quarter of fiscal 1997 was increased by $0.7 million or 5 cents per share, as a result of adjustments on two contracts. A one hundred percent award fee was received on one contract, which exceeded prior estimates, and a second contract experienced a significant reduction in the estimated costs to complete.

The profit margin for the first half of fiscal year 1996 was also lower than the same period this year due to a lesser amount of interest income earned on a smaller cash and marketable securities portfolio.

Days sales in receivables decreased to 48 days for September 30, 1996, from 67 days for March 31, 1996. The company has adequate cash and credit lines available to fund fluctuations in receivable balances.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided from operating activities was $25.8 million in the first half of fiscal 1997 and $2.7 million in the first half of fiscal 1996, and is the company's primary source of liquidity. The company's working capital increased to $100.2 million at September 30, 1996, from $87.2 million at March 31, 1996. The strong working capital position is reflected in the current ratio of 3.0 to 1 at September 30, 1996. The working capital improvement during the second quarter of fiscal 1997 was due to increased collections of accounts receivables.

The company's Consolidated Balance Sheet is exceptionally strong, with no debt. Management believes that the company's existing capital resources are sufficient to provide for its operating needs and continued growth. A $25,000,000 unsecured line of credit exists to provide working capital for temporary requirements. There were no borrowings under the line during the first half of fiscal year 1997.

PURCHASE OF TREASURY STOCK

The company purchased 208,700 shares for an aggregate cost of $5.6 million during the second quarter of fiscal year 1997. On August 5, 1996, the board of directors authorized the company to spend up to $20 million to purchase additional shares of the company's common stock in open market transactions.

FORWARD-LOOKING STATEMENTS

To the extent the information contained in this discussion and analysis of consolidated financial condition and results of operations, as well as the information included elsewhere in this Form 10-Q, for the quarter ended September 30, 1996, are viewed as forward-looking statements, the reader is cautioned that various risks and uncertainties exist that could cause the actual future results to differ materially from that inferred by the forward-looking statements. Since the company's primary customer is the U.S. government, future results could be impacted by: the right of the government to redirect, modify, terminate or otherwise cause work to be stopped on contracts issued by it; government customer's budgetary constraints; and the contracting practices of the company's current and prospective customers. Some additional factors, among others, that also need to be considered are: the likelihood that actual future revenues that are realized may differ from those inferred from existing total backlog; the ability of the company to attract and retain highly trained professional employees; the availability of capital and/or financing;
and changes in the utilization of the company's leased facilities that could result in higher costs. The reader is further cautioned that risks and uncertainties exist that have not been mentioned herein due to their unforeseeable nature, but which, nevertheless, may impact the company's future operations.

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

      27             Financial Data Schedule

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the three months ended September 30, 1996.







Note:

 (1) Filed with the Securities and Exchange Commission in Form 8-A on December 14, 1984, registration No. 1-7777.

 (2)  Filed with the Securities and Exchange Commission in Form 8-A on
      May 7, 1990.

                            LOGICON, INC.


                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Torrance, State of California, on November 1, 1996.



                                          LOGICON, INC.
                                          registrant


                                          RALPH L. WEBSTER


                                          Ralph L. Webster,
                                          Vice President -
                                          Chief Financial Officer

                                          (Principal Financial Officer
                                          and Duly Authorized to Sign
                                          on Behalf of Registrant)

                                                          Exhibit 11


                            LOGICON, INC.

                  COMPUTATION OF EARNINGS PER SHARE
                        (shares in thousands)



Earnings per share of common stock, including common stock equivalents, have been computed based on the following weighted average number of shares:

                               Three Months Ended       Six Months Ended
                                  September 30           September 30

                                    1996       1995        1996      1995

Weighted average number
 of shares outstanding
 during the period                13,904     13,692      13,951    13,621

Net additional shares
 issuable in connection
 with dilutive stock
 options based upon use
 of the treasury stock
 method based on average
 market prices                       278        517         308       525
                               _________  _________   _________ _________

Weighted average number
 of common shares
 including common stock
 equivalents                      14,182     14,209      14,259    14,146
                               =========  =========   ========= =========




Fully diluted earnings per share of common stock are omitted because there is less than 3% dilution in any period.