Form 10-Q
period 1996-12-31
LOGICON INC /DE/
filed 1997-02-05
CIK 311946

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


               FOR THE QUARTERLY PERIOD ENDED: December 31, 1996


                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                         Commission File Number: 1-7777


                                 LOGICON, INC.


          DELAWARE                                     95-2126773
(State or other jurisdiction of                    (IRS Employer
incorporation or organization)                     Identification No.)


              3701 Skypark Drive, Torrance, California 90505-4794 (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code:  (310) 373-0220


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the previous 12 months (or for such shorter period that the registrant was required to file) and (2) has been subject to such filing requirements for the past 90 days.

                                           [X] Yes    [ ] No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1997.


                                           $.10 par value Common - 13,977,736

                                LOGICON, INC.
           CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
          (shares and dollars in thousands, except per-share data)
                                 (unaudited)





                                     For the Three Months  For the Nine Months
                                        Ended December 31     Ended December 31
                                      ___________________    __________________
                                           1996      1995       1996      1995
REVENUES:
Contract revenues                      $130,138  $120,605   $408,182  $346,358
Interest                                    899       659      2,476     1,735
                                        _______   _______    _______   _______
                                        131,037   121,264    410,658   348,093
                                        _______   _______    _______   _______
COSTS AND EXPENSES:
Costs of contract revenues              106,699    99,532    337,977   290,233
Selling and administrative expenses      10,998    10,144     32,810    27,557
                                        _______   _______    _______   _______
                                        117,697   109,676    370,787   317,790
                                        _______   _______    _______   _______
Income before taxes on income            13,340    11,588     39,871    30,303
Provision for taxes on income            -5,505    -4,710    -16,468   -12,299
                                        _______   _______    _______   _______
NET INCOME                                7,835     6,878     23,403    18,004

Retained earnings at beginning
 of period                              127,253   105,780    118,569    95,889
Cash dividends (Note 2)                    -839      -694     -2,376    -1,929
Purchase and retirement
 of treasury shares                                           -5,347
                                        _______   _______    _______   _______
Retained earnings at end of period     $134,249  $111,964   $134,249  $111,964
                                        =======   =======    =======   =======

EARNINGS PER SHARE OF
 COMMON STOCK                          $ 0.55    $ 0.48    $ 1.64    $ 1.27
                                        =======   =======    =======   =======
Cash dividends per share of
 common stock (Note 2)                 $ 0.06    $ 0.05    $ 0.17    $  0.14

Average number of common shares,
 including common stock equivalents      14,290    14,241     14,269    14,178








See notes to consolidated financial statements.

                                LOGICON, INC.
                         CONSOLIDATED BALANCE SHEET
                           (dollars in thousands)



                                                          1996
                                           __________________________
                                              December 31       March 31
                                              (unaudited)
ASSETS:
Current assets:
 Cash and cash equivalents                       $ 60,771       $ 37,802
 Marketable securities                                             8,244
 Accounts receivable                               79,318         87,725
 Prepaid expenses                                   2,064          2,447
 Deferred income tax benefits                       9,372          8,551
                                                  _______        _______
 Total Current Assets                             151,525        144,769
Property, plant and equipment, net                  9,959         11,521
Other assets                                          971          1,085
Excess of purchase price over
 net assets of businesses
 acquired, net                                     34,639         36,063
                                                  _______        _______
                                                 $197,094       $193,438
                                                  =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
 Accounts payable and other
  accrued liabilities                            $ 10,553       $ 17,995
 Accrued salaries, wages and
  employee benefits                                31,754         38,522
 Estimated taxes on income                            444          1,023
                                                  _______        _______
 Total Current Liabilities                         42,751         57,540
                                                  _______        _______

STOCKHOLDERS' EQUITY:

 Common stock $.10 par value - Authorized
  40,000,000 shares, outstanding 13,957,000
  and 13,975,000 shares                             1,396          1,397
 Other paid-in capital                             22,777         18,853
 Retained earnings                                134,249        118,569
 Unrealized loss on available for sale
  securities                                                        - 13
 Unearned compensation and notes receivable
  under restricted stock purchase plan             -4,079         -2,908
                                                  _______        _______
 Total stockholders' equity                       154,343        135,898
                                                  _______        _______
                                                 $197,094       $193,438
                                                  =======        =======

See notes to consolidated financial statements.



                                LOGICON, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                           (dollars in thousands)
                                 (unaudited)


                                                     For the Nine Months
                                                              Ended December 31
                                                            __________________

                                                        1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $ 23,403     $18,004

Income charges (credits) not affecting cash--
 Depreciation and amortization                         5,666       5,060
 Amortization of deferred compensation                   281         409
 Benefit from deferred taxes                            -821        -330

Changes in assets and liabilities--
 Decrease (increase) in accounts receivable            8,407     -18,878
 Decrease in prepaid expenses and other assets           497       1,017
 Increase (decrease) in accounts payable and
   other accrued liabilities                          -7,442         975
 Decrease in accrued salaries, wages
   and employee benefits                              -6,768      -3,890
 Decrease in income taxes payable                       -579      -1,337
                                                     _______     _______
Net cash provided from operating activities           22,644       1,030
                                                     _______     _______
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment             -2,680      -3,638
Maturity of available for sale securities              8,257
Payment for acquisition, net of cash acquired                     -3,074
                                                     _______     _______
Net cash provided from (used in)
  investing activities                                 5,577        -6,712
                                                     _______     _______
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends                                        -2,376      -1,929
Transactions of stock plans                            2,747       3,634
Purchase and retirement of treasury shares            -5,623
                                                     _______     _______
Net cash provided from (used in)
  financing activities                                -5,252       1,705
                                                     _______     _______

Net increase (decrease) in cash and cash              22,969      -3,977
 equivalents
Cash and cash equivalents at beginning
  of period                                           37,802      31,564
                                                     _______     _______
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $60,771     $27,587
                                                     =======     =======
Cash paid for income taxes                          $ 17,426     $11,771
                                                     =======     =======

See notes to consolidated financial statements.



                                LOGICON, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (unaudited)




NOTE 1. ACCOUNTING POLICIES.

The consolidated financial information included in this report has been prepared in accordance with the accounting principles reflected in the consolidated financial statements in Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 1996. Results for the nine months ended December 31, 1996, are not necessarily indicative of results for the entire year. In the opinion of company management, all adjustments consisting of recurring accruals and other normal month-end adjustments necessary for a fair presentation of net income for the unaudited nine months ended December 31, 1996, and 1995 have been made.

NOTE 2. DIVIDENDS.

On December 13, 1996, the board of directors declared a quarterly cash dividend of six cents per share, which was paid on January 14, 1997, to stockholders of record as of December 24, 1996.

                            LOGICON, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REVENUES AND BACKLOG

The following tables present an analysis of the company's revenues and backlog by contract type:

                                   Three Months Ended  Nine Months Ended
                                       December 31         December 31
_______________________________________________________________________
(dollars in thousands)             1996         1995       1996      1995

Contract revenues:
  Cost plus fixed fee          $ 32,179     $ 30,195  $ 102,462  $ 91,381
  Cost plus award and
   incentive fee                 38,509       36,914    117,807   109,561
  Fixed-price                    18,494       22,444     77,737    52,870
  Time and material              40,956       31,052    110,176    92,546
                                _______      _______    _______   _______
                               $130,138     $120,605   $408,182  $346,358
                                =======      =======    =======   =======


                                          December 31            March 31
__________________________________________________________________________
(dollars in thousands)             1996          1995                1996

Backlog:
 Firm Contracts:
  Cost plus fixed fee         $ 157,481     $ 155,764           $ 155,130
  Cost plus award and
   incentive fee                191,200       171,518             159,836
  Fixed-price                    48,646        42,209              42,705
  Time and material             167,326       208,663             188,958
                              _________       _______             _______
                                564,653       578,154             546,629
                              _________       _______             _______


Contract options and
 untasked indefinite
 quantity contract values:
  Cost type                      484,432      555,619              620,261
  Fixed-price                    723,630      724,606              749,411
  Time and material              273,271      114,327              121,498
                               _________    _________            _________
                               1,481,333    1,394,552            1,491,170
                               _________    _________            _________
Total Backlog                 $2,045,986   $1,972,706           $2,037,799
                              ==========   ==========           =========










REVENUES AND BACKLOG (CONT.)


Contract revenues during the first nine months of fiscal year 1997 were 18% higher than in the first nine months of fiscal year 1996. Revenues from Geodynamics, which was acquired on March 28, 1996, and sales of hardware and software products under the I-CASE contract account for a large share of the increase.


Backlog at December 31, 1996, including priced options, increased by four percent from backlog at December 31, 1995, and remained constant when compared to the backlog at March 31, 1996. Booking highlights during the third quarter include:

  - $24 million for a contract option to support the U. S. Army's Battle Command Training Program
  -  $10 million for work in support of the Human Engineering
     Division of the Air Force's Armstrong Laboratory in Dayton, Ohio
  - $8 million in products and services under the I-CASE contract.



Contract awards that authorize the company to provide services and products are included in firm backlog. When such authorizations have become inactive and the company reasonably anticipates no future revenue from such awards, they are removed from firm backlog. Firm backlog may be funded or unfunded. The funded backlog at March 31, 1996, was $225 million and the funded backlog at December 31, 1996 and 1995, was $267 million and $232 million, respectively.


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

PROFIT MARGINS

                                    Three Months Ended  Nine Months Ended
                                        December 31       December 31
_______________________________________________________________________
                                         1996    1995      1996     1995

Return on revenue before tax            10.2%    9.6%      9.7%     8.7%
Return on revenue after tax              6.0%    5.7%      5.7%     5.2%
Income tax rate                         41.3%   40.6%     41.3%    40.6%


Income for the third quarter and the nine month period ended December 31, 1996 was positively impacted by increased revenues from fixed-price and time and material contracts that on average yield higher operating profit margins than cost type contracts. Additionally, the profit margin for the first nine months of fiscal year 1997 was higher than the same period for 1996 due to a greater amount of interest income earned on a larger cash and marketable securities portfolio.


Days sales in receivables decreased to 53 days for December 31, 1996, from 67 days for March 31, 1996. The March 31, 1996 days sales statistic includes the recording of the acquisition of Geodynamics Corporation, under the purchase method, on March 28, 1996. The company has adequate cash and credit lines available to fund fluctuations in receivable balances.



LIQUIDITY AND CAPITAL RESOURCES


Net cash provided from operating activities was $22.6 million in the first nine months of fiscal 1997 and $1 million in the first nine months of fiscal 1996, and is the company's primary source of liquidity. The company's working capital increased to $108.8 million at December 31, 1996, from $87.2 million at March 31, 1996. The strong working capital position is reflected in the current ratio of 3.5 to 1 at December 31, 1996.


The company's Consolidated Balance Sheet is exceptionally strong, with no debt. Management believes that the company's existing capital resources are sufficient to provide for its operating needs and continued growth. A $25,000,000 unsecured line of credit exists to provide working capital for temporary requirements. There were no borrowings under the line during the first nine months of fiscal year 1997.

PURCHASE OF TREASURY STOCK

The company purchased 208,700 shares for an aggregate cost of $5.6 million during the second quarter of fiscal year 1997. On August 5, 1996, the board of directors authorized the company to spend up to $20 million to purchase additional shares of the company's common stock in open market transactions.



FORWARD-LOOKING STATEMENTS

To the extent the information contained in this discussion and analysis of consolidated financial condition and results of operations, as well as the information included elsewhere in this Form 10-Q, for the quarter ended December 31, 1996, are viewed as forward-looking statements, the reader is cautioned that various risks and uncertainties exist that could cause the actual future results to differ materially from that inferred by the forward-looking statements. Since the company's primary customer is the U.S. government, future results could be impacted by: the right of the government to redirect, modify, terminate or otherwise cause work to be stopped on contracts issued by it; government customers' budgetary constraints; and the contracting practices of the company's current and prospective customers. Some additional factors, among others, that also need to be considered are: the likelihood that actual future revenues that are realized may differ from those inferred from existing total backlog; the ability of the company to attract and retain highly trained professional employees; the availability of capital and/or financing; and changes in the utilization of the company's leased facilities that could result in higher costs. The reader is further cautioned that risks and uncertainties exist that have not been mentioned herein due to their unforeseeable nature, but which, nevertheless, may impact the company's future operations.

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

      27             Financial Data Schedule

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the three months ended December 31, 1996.







Note:

 (1) Filed with the Securities and Exchange Commission in Form 8-A on December 14, 1984, registration No. 1-7777.

 (2)  Filed with the Securities and Exchange Commission in Form 8-A on
      May 7, 1990.

                            LOGICON, INC.


                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Torrance, State of California, on February 5, 1997.



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

                                          (Principal Financial Officer
                                          and Duly Authorized to Sign
                                          on Behalf of Registrant)

                                                          Exhibit 11


                            LOGICON, INC.

                  COMPUTATION OF EARNINGS PER SHARE
                        (shares in thousands)



Earnings per share of common stock, including common stock equivalents, have been computed based on the following weighted average number of shares:

                               Three Months Ended     Nine Months Ended
                                   December 31            December 31

                                    1996       1995        1996      1995

Weighted average number
 of shares outstanding
 during the period                13,951     13,871      13,951    13,704

Net additional shares
 issuable in connection
 with dilutive stock
 options based upon use
 of the treasury stock
 method based on average
 market prices                       339        370         318       474
                               _________  _________   _________ _________

Weighted average number
 of common shares
 including common stock
 equivalents                      14,290     14,241      14,269    14,178
                               =========  =========   ========= =========




Fully diluted earnings per share of common stock are omitted because there is less than 3% dilution in any period.