Form 10-K
period 1997-03-31
LOGICON INC /DE/
filed 1997-05-30
CIK 311946

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                               ----------------

(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 (NO FEE REQUIRED EFFECTIVE OCTOBER 7, 1996)

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED: MARCH 31, 1997

                        COMMISSION FILE NUMBER: 1-7777

                                 LOGICON, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                   95-2126773
 (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

  3701 SKYPARK DRIVE, TORRANCE, CALIFORNIA                       90505-4794
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)


                                (310) 373-0220
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


    COMMON STOCK, $.10 PAR VALUE               NEW YORK STOCK EXCHANGE, INC.
       (TITLE OF EACH CLASS)         (NAME OF EACH EXCHANGE ON WHICH REGISTERED)


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                     NONE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within 60 days prior to the date of filing.

                         $617,076,935 ON MAY 23, 1997

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           $.10 PAR VALUE COMMON--14,005,711 SHARES ON MAY 23, 1997

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     NONE

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Logicon, Inc., the Registrant (hereinafter referred to as Logicon or "the company"), was incorporated in California on April 10, 1961, and reincorporated in Delaware on July 28, 1978. The company provides advanced technology systems and services to support national security, civil and industrial needs.

  On May 4, 1997, Logicon, Inc. and Northrop Grumman Corporation (Northrop) signed a definitive agreement for the merger of Logicon and Northrop in a stock-for-stock transaction. Stockholders of Logicon will receive, for each share of Logicon common stock, a fraction of a Northrop share determined by dividing $52 by the average closing price for Northrop common stock during a 30-day trading period prior to mailing the proxy statement for the merger. In no event will the exchange ratio be more than 0.6919:1, or less than 0.5661:1. The transaction is subject to normal government reviews and the approval of Logicon stockholders.

  On March 28, 1996, the company acquired Geodynamics Corporation (Geodynamics) for a purchase price of $31.7 million. Geodynamics specializes in remote sensing, geographic information systems, modeling and simulation, software development, and systems engineering and integration for the Department of Defense and other government agencies. The acquisition was accounted for as a purchase and the excess of the purchase price over net assets acquired was $9.5 million. The company's consolidated results of operations include the operations of Geodynamics beginning in fiscal year 1997.

  On February 16, 1995, the company acquired Syscon Corporation (Syscon), which operated as an indirectly wholly-owned subsidiary of Harnischfeger Industries, Inc., for a cash purchase price of $45.3 million. Syscon is engaged principally in the business of providing systems development, systems integration and systems services to the U.S. government and commercial enterprises. The acquisition was accounted for as a purchase and the excess of the purchase price over net assets was $21.9 million. The company's consolidated results of operations include the operations of Syscon from the acquisition date.

  Contracts with the U.S. government are the company's primary revenue source. These revenues accounted for 98 percent of total contract revenues for fiscal years 1995 through 1997. The current backlog value is composed of 36 percent fixed-price type contracts, 42 percent cost type contracts, and 22 percent time and material type contracts. The company is performing on a variety of contracts in the following defense markets:

COMMUNICATIONS & INTELLIGENCE

  Revenues in the Communications & Intelligence market grew by 39 percent over the previous year and accounted for 37 percent of the company's fiscal year 1997 revenues.

  Logicon provides on-site product assurance testing for the Defense Information Systems Agency's Defense Information Infrastructure (DII) Common Operating Environment (COE) and the Global Command and Control System (GCCS). The DII COE provides the common information technology foundation for automated systems support to the U.S. Armed Forces. GCCS is the common command and control system supporting the operational deployment and employment of forces around the world. Logicon tests DII COE software functionality and specification compliance, and develops, maintains and executes test cases verifying that GCCS does what it was intended to do.

  For over 20 years, Logicon has been developing sophisticated diagnostic systems to test interoperability of tactical data links for the military. One such product, the Multiple Unit Link Test and Operator Training System (MULTOTS) is used to test and certify data link systems and train operators. Another, the LMS-11, is used to troubleshoot actual operation of the commonly used Link-11 system. The latest Logicon-developed product is the LMS-16, which tests and monitors the Link-16 system. In recent years, Logicon built a digital communications system for the AEGIS Computer Center that enabled the Center to network and test its systems over large geographical distances using standard dial-up telephone lines.

  Logicon supports the development, testing and fielding of command and control systems for the U.S. Army at the Electronic Proving Ground Field Office at Ft. Lewis, WA. Logicon staff assist in the conduct of operational and developmental tests as well as training with these Command and Control (C/2/) systems. Logicon has become well known for its expertise in developing technical interfaces between the C/2/ systems and the computer simulation models that stimulate the testing and training events. Logicon also prototypes and integrates C/2/ system components onto tracked and wheeled tactical vehicles. On one initiative, Logicon integrated shelter systems with government and commercial off-the-shelf computer hardware and software to field a mobile U.S. Army weather forecasting and analysis system.

  Logicon's Southwest Border States Anti-Drug Information System, developed for DISA, achieved full operational capability this year. Capping an intense two-year period of engineering and development, the system provides law enforcement with a national model for secure information sharing among federal, state and regional agencies. The system meets the established objectives which were: improved collection and sharing of criminal information, rapid identification of participants with similar investigative interests and rapid and secure exchange of sensitive intelligence and investigative information. Enhancements to the system are currently underway.

  Logicon's strong record of performance with the Naval Sea Systems Command was the key to the company being awarded a follow-on contract this year to continue providing life-cycle engineering support services for digital, computer-based, shipboard combat systems for U.S. Navy surface ships and submarines. Logicon engineers define combat system requirements, and integrate, design, install, test and evaluate, certify, and verify and validate all engineering products--both hardware and software--that go into the system.

  Logicon works on a number of classified programs for U.S. government customers in the communications and intelligence area, some of which involve command and control of various military satellite systems.

  Logicon is a leader in the area of interoperability and has applied its expertise in this discipline to solving a broad range of technological challenges for the government. In one example, DISA asked Logicon to help develop a communications and logistics infrastructure for the United Nations High Commissioner for Refugees and the United Nations Department for Humanitarian Affairs. The goal was to facilitate closer cooperation and coordination of relief efforts between humanitarian agencies and other organizations or countries that may be called upon to provide assistance to refugees. Logicon staff assessed existing operations and recommended achievable solutions to problems in the areas of logistics, communications, the Internet and database management. The U.N. Assembly is currently reviewing Logicon's recommendations.

WEAPON SYSTEMS

  Approximately 18 percent of the company's revenues were derived from the Weapon Systems market. Revenues declined by 12 percent from year ago levels. The decline is directly correlated to a transition from the development stage to the maintenance stage of our work on the B-2 aircraft's mission planning system.

  On a project for the Defense Advanced Research Projects Agency (DARPA), Logicon software designers are developing the Local Attack Controller (LAC), a system that helps battle managers deal with Time Critical Targets (TCT), such as SCUD missiles. In the usual world of 24-hour response, one group processes intelligence data then hands it to planners, but when it comes to TCTs, battle managers may have only 30 seconds to determine, decide and act. LAC blends the intelligence processing and planning into a single system. Special displays help the commander analyze and plan before the warning and decide rapidly on a course of action. The system includes artificial intelligence and operations research algorithms to explore possible attack alternatives.

  Logicon is currently migrating its air refueling planning system, the Combined Mating and Ranging Planning System (CMARPS) and the AMC Deployment Analysis System (ADANS), from a UNIX-computer environment to a Windows NT-based environment. This newly evolved system, the Consolidated Air Mobility Air Planning System (CAMPS), offers total force-level planning and analysis capability for both air refueling and mobility airlift operations. Logicon is employing state-of-the-art software development technologies such as

Java, C++, and Common Object Request Broker Architecture (CORBA) to provide Air Mobility Command (AMC) with a system that supports its mission to provide mobility support for the U.S. Armed Forces. CAMPS supports the AMC's Tanker Airlift Command Center and the operational plan development and studies and analysis communities, as well as Air Combat Command's Fighter Delivery squadron, which supplies flight plans for worldwide fighter deployments.

  Under a recently awarded contract, Logicon software experts will be integrating a battle management system for the Joint Forces Air Component Commander (JFACC), a DARPA program scheduled to be in use by the middle of the next decade. This advanced information technology system will revolutionize command and control of joint and coalition air operations and enable faster air operations planning, execution, and assessment. One of Logicon's tasks is to build innovative visualization techniques into the system. Logicon's plan is to use an intranet approach with off-the-shelf browser technology. This infrastructure approach will enable battle managers to build custom displays and queries without being familiar with the underlying organization of data. It will also feature a time scale that users can set to enable them to see the past, present or planned future situation.

  Logicon staff provides services for all areas of the AEGIS program including mission and capabilities analysis; software development and testing; systems integration, test and evaluation; weapon system and radar improvement recommendations; simulation development; introduction of new ships into the fleet; installation of onboard systems; and assessment of interoperability of systems with those of joint and allied services.

  Last winter, the company delivered to the Air Force its most recent software modification to the B-2 bomber's mission planning system. The software is currently supporting the second block of B-2 operational aircraft.

  Logicon is also developing the B-1B Aircraft/Weapons/Electronics (A/W/E) mission planning system. Logicon is designing and developing the software for the A/W/E and integrating the A/W/E with the Air Force Mission Support System. B-1B air crews will use the integrated system to create data cartridges and combat mission folder materials for the B-1B missions. The software will support the Block C and D versions of the B-1B aircraft.

  Logicon is in its third decade of performing testing and analysis on software and systems for the Minuteman and, more recently, the Peacekeeper Intercontinental Ballistic Missiles (ICBMs).

  On the C-17, the U.S. Air Force's newest airlift aircraft, Logicon supports McDonnell Douglas in developing, testing and troubleshooting onboard flight software. This work includes rehosting JOVIAL software into an ADA environment.

INFORMATION SYSTEMS

  Information Systems is Logicon's fastest growing market. Revenues increased by 46 percent over last year and currently account for 23 percent of total contract revenues.

  Logicon is helping the National Science Foundation (NSF) make the transition from a mainframe computing environment to a client/server environment. Logicon software engineers are also helping NSF explore ways in which new technologies and tools such as the World Wide Web and the Internet might be used to redesign and streamline the way NSF does business with research, educational and related communities. NSF's goal is to create a paperless and electronic process that would encompass proposal submission and review, grant award, and grant and financial management and administration.

  The area of logistics, which involves the movement and tracking of assets-- such as, people, weapons, food, medical supplies or standard issue items--is a big area of concern for the Military Services. For over 10 years Logicon has been assisting the U.S. Army, Navy, Marines and Air Force in accomplishing their goals in this area by applying Automatic Identification Technologies. This technology is used on a number of projects to develop state-of-the-art asset management and tracking systems.

  For example, Logicon designed and developed a Medical Asset Tracking System (MEDTRAK) for the U.S. Army Medical Command. MEDTRAK uses Radio Frequency Identification Technology (RFID) to identify and track selected high value items as they are moved around the hospital. The RFID tags are read by devices called interrogators as the items move through doorways and halls in the hospital. The entire system of interrogators communicates with the host computer's database via the Radio Frequency Local Area Network. The MEDTRAK software automatically updates the database with the current location of the equipment in question. This enables medical staff to know the whereabouts of high value items as they move from one section of the hospital to another and alerts them to an unauthorized removal from the hospital.

  Under Logicon's I-CASE contract, federal government agencies choose from thousands of commercial off-the-shelf hardware and software products that represent the most current technical solutions on the market today for Information System development. Logicon also offers related services, such as training and maintenance, under the contract. New vendors/product lines are routinely added to the contract offerings each month to ensure that customers can choose from the products most in demand.

  Logicon is helping the State of California improve the quality and efficiency of delivery of services for a number of its agencies, including: the Department of Corrections, Health and Welfare Agency, Department of Health Services, Department of Motor Vehicles and the Board of Equalization. Logicon performs feasibility studies, systems analysis and design, project management, independent verification and validation (IV&V) of systems, training and disaster recovery planning.

  On one such project, Logicon is providing IV&V services to the Department of Health Services (DHS), who is seeking an automated tool to manage the Medi-Cal program throughout the state. Each year the Medi-Cal program, with 5.5 million expected beneficiaries, incurs $16 billion in Medicare costs. A planned transition will move Medi-Cal from a fee-for-service system to the HMO model. DHS wants to develop an automated software tool that can review, evaluate, assess and analyze how epidemiological care is provided to recipients. The program will analyze treatment options, health plan efficiencies, their efficacy and their impact on long-term care. Logicon helped evaluate the technical merits of vendor proposals and will provide IV&V services to DHS once the integration work is underway.

  This year Logicon and its team of 27 subcontractors secured a five-year contract with the Department of Health and Human Services, National Institutes of Health to provide a broad range of Information Technology services available to buyers from all federal agencies. The Logicon team is one of several that were awarded contracts, enabling it to compete for business worth an estimated $1 billion. The contract, known as the Chief Information Officers Solutions and Partners (CIOSP) contract, supports the requirements of recent legislation which has streamlined the federal acquisition process. Under the new federal provisions, federal Information Technology (IT) buyers can acquire advanced IT support from Logicon and other firms within a matter of weeks. Under the CIOSP contract, Logicon was awarded nine task orders from a number of different federal agencies during the first six months of the contract. On these projects, Logicon is providing mission critical IT support to the Army, the Department of Treasury, the Department of Education and other federal agencies. Support includes systems design and implementation of Army weapon systems, training systems development and support, LAN/WAN development and maintenance, and strategic systems studies involving cutting edge technologies.

  Logicon has contracted with the General Services Administration (GSA), to be included on its Section B/C schedule for Automated Data Processing (ADP) services. The GSA schedule for ADP services is an alternative to many agency specific ID/IQ contracts and most closely mirrors commercial buying practices. Under the GSA's B/C schedule, government agencies can purchase Information Technology services from Logicon and its subcontractors without the need for a formal competitive procurement. Ordering off the GSA schedule offers additional advantages such as minimal paperwork, less lead time for establishing a procurement and reduced contract administration costs.

TRAINING & SIMULATION

  Revenues from the Training & Simulation market were essentially unchanged this year compared to last year and accounted for 12 percent of the company's total contract revenues.

  Logicon is the U.S. Army's support contractor for its Battle Command Training Program, which consists of computer-driven wargaming training exercises. Logicon experts support the entire exercise life cycle including planning, pre-exercise preparation, exercise support and post-exercise support. In a similar manner, Logicon supports the U.S. Army XVIII Airborne Corps and the U.S. Army Reserve Component training programs at 10 different sites.

  Under a recently awarded contract, Logicon is using battle simulation technologies to support the training of units for the U.S. Army, Army Reserve, Joint Forces and Allied Forces in the European Theater. Logicon staff are operating 12 battle simulation facilities throughout Germany and Italy, where they are involved in developing exercises, training the staff that will operate the exercises and exploiting new developments in simulation technology.

  In a related effort, Logicon is supporting the design, development and fielding of WARSIM 2000, the next generation warfighting simulation system. WARSIM 2000 will provide Army leaders with the capability to create realistic command post operational conditions for training. The simulation will support battalion through echelons above corps Command and Control (C/2/) training in a variety of scenarios for both peacetime and wartime operations. The simulation will also have the ability to interact with virtual simulators and different types of real operational computers through a direct interface to the warfighter's Command, Control, Communications, Computers and Intelligence
(C4I) equipment. WARSIM 2000 will have the capability to extend training support and simulation control functions to locations other than the fixed sites that support regional training.

  At the AEGIS Training Center, Logicon staff provides a full range of computer-based training support, services and products including the development of tactically relevant team training scenarios for the embedded shipboard AEGIS Combat Training System and shore-based AEGIS Combat System Interface Simulation.

  Logicon is applying its computer-based training and simulation expertise in the development of the Naval Combat Operators Trainer (NCOT) for the Canadian Navy. The system will be used to train operators of Operations Room equipment in the New Canadian Patrol Frigates and Tribal Class Update Modernization Program (TRUMP) ships. Logicon has developed the simulation engine (Simware) that provides the core simulation capabilities for the system such as platform motion, weapon, sensor and environmental modeling. NCOT is both flexible and scaleable. It consists of Trainer Control Computers (TCC), instructor and student stations and a local area network (LAN). The TCC conducts Simware processing common to all workstations while simulation processing unique to an instructor station or an equipment simulation is distributed to the individual workstations.

  At the Flight Simulation Research Laboratory at NASA's Ames Research, Logicon scientists and engineers operate the world's largest Vertical Motion Simulator (VMS). The VMS facility is unequaled in the efficient production of real-time, high-fidelity, moving-base, piloted flight simulations of aerospace vehicles. Using an advanced system of interchangeable cabs and modular software and hardware systems, the facility is widely known for its ability to quickly adapt to researcher requirements. Flight simulation research is conducted on such varied topics as aircraft handling qualities and control systems, air-frame characteristics, cockpit displays and navigational aids, as well as many other unique aeronautical research subjects. Logicon has total systems responsibility for the VMS facility, which includes both new systems development, operations and maintenance.

  Logicon also supports the Total Army Training System (TATS) and Common Core programs for the U.S. Army's Training and Doctrine Command. TATS involves restructuring the curricula and related courseware to provide common programs of instruction for both the active and reserve components of the U.S. Army. The Common Core program is developing courseware for tasks common to all soldiers, both officer and enlisted, regardless of their occupational specialty. In support of both programs, Logicon is developing interactive, multimedia courseware targeted for traditional classroom use, video teletraining and/or self-guided instruction. We have, for example, been a key contractor in developing TATS and Common Core materials for both officers and Non-Commissioned Officers (NCO) at the Army's Chemical School. This year Logicon staff have been helping to institute state-of-the-art electronic classrooms and courseware for the NCO Academy at the Army's Medical Department and School.

  Logicon was part of a winning team led by Flight Safety Services Corporation which was selected to develop the Joint Primary Aircraft Training System (JPATS) Ground-Based Training System (GBTS). JPATS is a joint Air Force/Navy program that will replace the primary training aircraft (T-37/T-34) with a new single engine trainer, designated the T6-A "Texan." Logicon defined the requirements and preliminary design concepts, including prototyping for the Training Information Management System (TIMS), a crucial component of the JPATS GBTS. Logicon's role now is to develop, acquire, install and provide logistics support for TIMS, a networked computer hardware and software system that provides student grade book management, scheduling for all flying training activities and general management functions for Air Force and Navy undergraduate flying training programs. Logicon will first install TIMS at Randolph Air Force Base, then at 12 additional bases during 2000-2001.

SCIENCE & TECHNOLOGY

  The Science & Technology market accounts for 10 percent of the company's contract revenues for fiscal year 1997. Revenues in this area were essentially unchanged when compared to the prior year.

  Logicon has enjoyed a long-standing relationship with the Air Force's Phillips Laboratory in Albuquerque, New Mexico. The company provides technical and scientific support to the laboratory in its experimentation and research into the use of advanced imaging technology and high-energy lasers used for military applications, science and medicine.

  On the Airborne Laser Program (ABL), Logicon scientists and engineers model all aspects of the high-energy laser beam including its generation, aiming, propagation through the atmosphere and effects on targets. During the post Desert Storm era, studies and analysis indicated it was essential to have an adequate early defense against Theater Ballistic Missiles (TBMs) at a point prior to booster burnout, when the reentry vehicles and warheads go ballistic. The airborne, high-energy laser, with its near-zero time-of-flight capability, can accomplish this and is a key weapon for mid- to long-term TBM architecture. Logicon scientists and engineers are key participants in the Air Force program, the goal of which is to integrate a laser system into a Boeing 747 aircraft and demonstrate it can destroy a booster by 2002.

  The company's role as the Defense Special Weapons Agency's (DSWA's) scientific and engineering technical assistance contractor has given us the opportunity to participate in a number of projects vital to national security over the past 25 years.

  In today's politically unstable and unpredictable world, a top priority for DSWA is developing counterforce options for national leaders to consider in dealing with nuclear, chemical or biological weapons possessed by rogue nations. A counterproliferation (CP) Advanced Concept Technology Demonstration
(ACTD) is the centerpiece of DoD's CP counterforce program. Technical experts from DSWA and operational representatives from U.S. European Command jointly manage the ACTD. Its overall objective is to develop and test prototype hardware, and provide residual, operationally ready counterforce weapons and planning tools to the warfighting commanders. Using modeling and simulation capabilities, Logicon is helping DSWA evaluate the effectiveness of manned and unmanned sensors, automated target planning tools and hazard prediction assessments and also assists DSWA in integrating these elements into operational prototypes. Logicon senior engineers, instrumentation specialists and experienced troubleshooters participated in field demonstrations at the White Sands Missile Range to assess the effectiveness of the systems during live weapon delivery exercises.

  On another effort for DSWA, Logicon is involved with the Agency's Data Archival and Retrieval Enhancement (DARE) system and with "Project Graybeard." The goal of these projects is to preserve and archive precious data acquired over the period of U.S. nuclear testing from 1945 through 1992. This data is crucial to future defense activities as obtaining new nuclear test data in a realistic environment is expected to be problematic in the future. Logicon plays a key Information Technology role in this work, helping to determine DARE system requirements, developing plans, performing data engineering (getting data into the system) and making recommendations for system design improvements. Bearing in mind this data must be preserved in a form that can be optimally used by future generations of researchers, DARE developers employ an open system client/server approach and incorporate the latest Internet technologies. Two databases are part of the system: one with encrypted, classified data and one containing unclassified data. During Project Graybeard, members of the Logicon staff captured important recollections of senior agency scientists by videotaping conversations with them. The videotape was then digitized and entered into the DARE system where it can be retrieved as needed.

  Since 1983, Logicon has been a key player on a number of remote sensing and spectral imagery projects in support of the Department of Defense. Recent advances in sensor and satellite imaging have made this technology available for a wide range of civil and commercial applications such as geological surveying, agricultural analysis and disaster assessment. Realizing the time was right to bring the military and civilian user communities together to address the broad range of remote sensing issues, Logicon opened the Spectral Imagery Training Center and developed a course of training--complete with its own guidebook, the Multispectral Imagery Reference Guide--that is geared toward the civilian/commercial sector.

  For nearly eight years, Logicon has been providing technical support to human performance research at the Air Force's Armstrong Laboratory at Wright-Patterson AFB, Ohio. Logicon scientists and technicians perform engineering and human factors evaluations of crew stations, cockpits, pilot workloads, situation awareness, helmet-mounted displays and night-vision goggles. Logicon was the system integrator in the development of the newest facility, the Synthesized Immersion Research Environment (SIRE) Laboratory, a state-of-the-art, virtual reality facility used for developing and evaluating crew-station technologies for the pilot of the 21st century. At SIRE, the company designs and conducts experiments in brain-actuated control, bioaccoustics (adding stereophonic and three-dimensional sound clues to aid pilots in target location), tactile displays and data gloves.

BACKLOG

  The dollar amount of backlog, including contract options and untasked indefinite quantity contract values at March 31, 1997, and March 31, 1996, was $2.0 billion. Backlog from firm contracts at March 31, 1997, was $550 million, compared to $547 million at March 31, 1996. The funded portion of the March 31, 1997, and 1996, backlog was $264 million and $226 million, respectively. It is estimated that approximately 70 percent of backlog from firm contracts will be expended by March 31, 1998.

  Contract options that allow the customer to contract for services and products at specified values upon the issuance of contract modifications and indefinite delivery/indefinite quantity (ID/IQ) contracts that require the placement of a delivery order against the contract using previously established prices are recorded in total backlog at the value stated in the contract. These amounts are not included in firm backlog until such future contract modifications or delivery orders are issued. Accordingly, total backlog reflected above may not result in future revenues. In recent years the company's customers have increasingly used the ID/IQ form of contract. The ID/IQ contracts can be issued to one or more companies that may then be required to compete for delivery orders. These contracts may or may not have stated contract values. The total amount of ID/IQ contracts with stated values that are included in total backlog at March 31, 1997, is $962 million which included the I-CASE contract at $611 million and a contract with the Internal Revenue Service for software and systems engineering services at $195 million.

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

  Costs of company-sponsored research activities during the fiscal years ended March 31, 1997, 1996 and 1995 were, respectively, $4,356,000, $3,952,000 and
$2,692,000.

EMPLOYEE RELATIONS

  The company's success is dependent upon its ability to attract and retain highly trained professional and technical employees. At March 31, 1997, the company had 5,024 employees, of whom 3,517 were on the technical staff. Of those on the technical staff, 72 percent held degrees, with 32 percent holding advanced degrees.

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

ITEM 2. PROPERTIES

  Logicon's principal facilities, aggregating 1,160,000 square feet, are occupied under leases expiring prior to April 2008. The principal facilities are located in the metropolitan areas of Los Angeles and San Diego, California, and Washington, D.C., and are suitable for offices, laboratories or light manufacturing. The company believes that its existing facilities are adequate to meet its expected requirements.

ITEM 3. LEGAL PROCEEDINGS

  The company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse effect on the company's consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted during the fourth quarter of fiscal year 1997 to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS--
MATTERS

MARKET INFORMATION

  The common stock of Logicon, Inc. is listed on the New York Stock Exchange with the ticker symbol LGN.

  The following table sets forth the high and low closing prices at which the company's common stock traded on the New York Stock Exchange, quarterly, for the company's two latest fiscal years:

                                                                 HIGH     LOW
                                                                ------- --------
     FISCAL YEAR ENDED MARCH 31, 1997
     1st Quarter............................................... $32 1/4 $27
     2nd Quarter...............................................  35 1/4 25 1/4
     3rd Quarter...............................................  43 3/8 35
     4th Quarter...............................................  38 7/8 33 7/8

                                                                 HIGH     LOW
                                                                ------- --------
     FISCAL YEAR ENDED MARCH 31, 1996
     1st Quarter*..............................................  23 1/8   16 7/8
     2nd Quarter...............................................  32 1/8 21 11/16
     3rd Quarter...............................................  29 1/4   21 1/2
     4th Quarter...............................................  33 3/4   25 1/4

--------
* Common stock prices for the quarter ended June 30, 1995, have been restated to reflect the two-for-one stock split distribution effected September 13, 1995.

HOLDERS

  There were approximately 7,000 stockholder accounts of record at March 31, 1997.

DIVIDENDS

  Quarterly dividends have been paid to Logicon's common stockholders over the last two fiscal years as follows:

                                                                 FY 1996 FY 1997
                                                                 ------- -------
     1st Quarter................................................  $0.04   $0.05
     2nd Quarter................................................   0.05    0.06
     3rd Quarter................................................   0.05    0.06
     4th Quarter................................................   0.05    0.06

ITEM 6. SELECTED FINANCIAL DATA

                                              FOR THE YEAR ENDED MARCH 31
                                        ----------------------------------------
                                          1997     1996     1995   1994*   1993
                                        -------- -------- -------- ------ ------
                                         (DOLLARS IN MILLIONS EXCEPT PER SHARE
                                                         DATA)
Revenues............................... $  566.4 $  476.1 $  345.2 $320.2 $325.1
Net income.............................     32.7     25.3     19.5   21.0   15.5

                                                   PER SHARE AMOUNTS
                                        ----------------------------------------
                                          1997     1996     1995   1994*   1993
                                        -------- -------- -------- ------ ------

Earnings............................... $   2.29 $   1.78 $   1.37 $ 1.40 $ 1.02
Dividends..............................     0.23     0.19     0.16   0.14   0.12
Equity.................................    11.67     9.72     7.96   7.05   6.20

                                                        MARCH 31
                                        ----------------------------------------
                                          1997     1996     1995    1994   1993
                                        -------- -------- -------- ------ ------
Backlog................................ $2,043.9 $2,037.8 $1,686.3 $727.4 $630.6
Total assets...........................    230.6    193.4    152.5  129.3  119.8
Working capital........................    118.7     87.2     70.8   85.5   76.2
Stockholders' equity...................    163.3    135.9    107.5   97.7   89.1

--------
Per share data reflects a two-for-one stock split in fiscal year 1996.
* Fiscal year 1994 includes $635 thousand or four cents per share for the cumulative effect, on prior years, of change in accounting for taxes under SFAS 109.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 REVENUES AND BACKLOG

  Logicon provides advanced technology systems and services to support national security, civil and industrial needs in the following areas:
Communications & Intelligence; Weapon Systems; Information Systems; Training & Simulation; Science & Technology. Contracts with the U.S. government are the company's primary revenue source, accounting for approximately 98 percent of total contract revenues for fiscal years 1995 through 1997. The company's contractual revenue mix has shifted in recent years with a greater percentage of revenue being derived from "Time and Material" and "Fixed-Price" contracts.

  The following tables present an analysis of the company's revenues and backlog by contract type for the past three years:

                                                FOR THE YEAR ENDED MARCH 31
                                              --------------------------------
                                                 1997       1996       1995
                                              ---------- ---------- ----------
                                                   (DOLLARS IN THOUSANDS)
Contract revenues
  Cost plus fixed fee........................ $  134,134 $  124,058 $   80,064
  Cost plus award and incentive fee..........    162,564    149,275    125,668
  Fixed-price................................    101,673     72,839     51,317
  Time and material..........................    164,529    127,550     84,798
                                              ---------- ---------- ----------
                                              $  562,900 $  473,722 $  341,847
                                              ========== ========== ==========

                                                          MARCH 31
                                              --------------------------------
                                                 1997       1996       1995
                                              ---------- ---------- ----------
                                                   (DOLLARS IN THOUSANDS)

Backlog:
Firm Contracts:
  Cost plus fixed fee........................ $  149,888 $  155,130 $  155,283
  Cost plus award and incentive fee..........    202,663    159,836    163,044
  Fixed-price................................     38,672     42,705     34,166
  Time and material..........................    159,265    188,958    165,385
                                              ---------- ---------- ----------
                                                 550,488    546,629    517,878
                                              ---------- ---------- ----------
Contract options and untasked indefinite
 quantity contract values:
  Cost type..................................    497,456    620,261    367,904
  Fixed-price................................    702,405    749,411    743,261
  Time and material..........................    293,509    121,498     57,285
                                              ---------- ---------- ----------
                                               1,493,370  1,491,170  1,168,450
                                              ---------- ---------- ----------
Total backlog................................ $2,043,858 $2,037,799 $1,686,328
                                              ========== ========== ==========

  Backlog, including priced options, has maintained the $2.0 billion level for both fiscal years 1996 and 1997. The company's backlog is not subject to any significant seasonal fluctuations, but is likely to vary substantially as contracts near completion and in conjunction with the execution of major contractual renewals or the award of major new contracts. The company's contracts with the government are subject to redirection or termination for convenience, or may not result in future revenues due to events and actions taken by the customer outside of the company's control.

  Contract awards that authorize the company to provide services and products are included in firm backlog. When such authorizations have become inactive and the company reasonably anticipates no future revenue from such awards, they are removed from firm backlog. Firm backlog may be funded or unfunded. The funded backlog at March 31, 1997, 1996 and 1995 was $264 million, $226 million and $222 million, respectively.

  Contract options that allow the customer to contract for services and products at specified values upon the issuance of contract modifications and indefinite delivery/indefinite quantity (ID/IQ) contracts that require the placement of a delivery order against the contract using previously established prices are recorded in total backlog at the value stated in the contract. These amounts are not included in firm backlog until such future contract modifications or delivery orders are issued. Accordingly, total backlog reflected above may not result in future revenues. In recent years the company's customers have increasingly used the ID/IQ form of contract. The ID/IQ contracts can be issued to one or more companies that may then be required to compete for delivery orders. These contracts may or may not have stated contract values. The total amount of ID/IQ contracts with stated values that are included in total backlog at March 31, 1997, is $962 million which included the I-CASE contract at $611 million and a contract with the Internal Revenue Service for software and systems engineering services at $195 million.

PROFIT MARGINS

  Profit Margins from operations for the three years ended March 31, 1997, 1996 and 1995 were as follows:

                                                          FOR THE YEAR ENDED
                                                               MARCH 31
                                                         ----------------------
                                                          1997    1996    1995
                                                         ------  ------  ------
                                                             (DOLLARS IN
                                                              THOUSANDS)
   Return on revenue before tax.........................    9.8%    8.9%    9.5%
   Return on revenue after tax..........................    5.8%    5.3%    5.7%
   Effective income tax rate............................   41.3%   40.5%   40.5%
   Before-tax return on short-term portfolio............    5.3%    5.4%    4.8%

  The increase in revenues and net income for fiscal year 1997 from fiscal year 1996 is the result of the acquisition of Geodynamics Corporation (Geodynamics) on March 28, 1996, and the positive impact from fixed-price and time and material contracts that on average yield higher operating profit margins than cost type contracts. Additionally, the profit margin for fiscal year 1997 is higher than the profit margin for fiscal year 1996 due to a greater amount of interest income earned on a larger cash and marketable securities portfolio.

  The increase in revenues and net income for fiscal year 1996 from fiscal year 1995 is primarily the result of the acquisition of Syscon Corporation (Syscon) on February 16, 1995. The profit margin for fiscal year 1996 decreased from the margin reported in fiscal year 1995 due to lower profit margins on the Syscon revenues and to a decrease in interest income earned on a smaller cash and marketable securities portfolio.

  On March 28, 1996, the company acquired Geodynamics for a purchase price of $31.7 million. Geodynamics specializes in remote sensing, geographic information systems, modeling and simulation, software development, and systems engineering and integration for the Department of Defense and other government agencies. The acquisition was accounted for as a purchase and the excess of the purchase price over net assets acquired was $9.5 million. The company's consolidated results of operations include the operations of Geodynamics for all of fiscal year 1997.

  On February 16, 1995, the company acquired Syscon, which operated as an indirectly wholly-owned subsidiary of Harnischfeger Industries, Inc., for a cash purchase price of $45.3 million. Syscon is engaged principally in the business of providing systems development, systems integration and systems services to the U.S. government and commercial enterprises. The acquisition was accounted for as a purchase and the excess of the purchase price over net assets acquired was $21.9 million. The company's consolidated results of operations include the operations of Syscon from the acquisition date.

  Days sales in receivables decreased to 63 days at March 31, 1997, compared with 67 days at March 31, 1996, and 69 days at March 31, 1995. The higher days sales for fiscal year 1996 and 1995 as compared to 1997 is due primarily to the acquisitions of Geodynamics on March 28, 1996 and Syscon on February 16, 1995. The company has adequate cash and credit lines available to fund such fluctuations.

INFLATION

  Inflation has had little impact on the company's results of operations. The majority of revenues result from contracts in which the expected impact of inflation, including increased labor rates, is provided for in the contract pricing. The impact of inflation on replacement costs of plant and equipment has not been of great significance because the investment is low, and accelerated depreciation methods are used for both tax and cost recovery purposes.

LIQUIDITY AND CAPITAL RESOURCES

  Cash provided by operating activities was $42.0 million, $32.5 million and $26.5 million in fiscal years 1997, 1996 and 1995, respectively, and is the company's primary source of liquidity. The company's working capital increased to $118.7 million at the end of fiscal year 1997, from $87.2 million at the end of fiscal year 1996 and from $70.8 million at the end of fiscal year 1995. The company's working capital position is reflected in the current ratio of
2.8 to 1, 2.5 to 1 and 2.6 to 1 as of March 31, 1997, 1996 and 1995,
respectively.

  The company's Consolidated Balance Sheet is strong, with no debt. Management believes that the company's existing capital resources are sufficient to provide for its operating needs and continued growth. A $25 million unsecured line of credit has been arranged with a bank to provide working capital for temporary requirements. There were no borrowings under the line during the last three fiscal years. There are no significant capital commitments outstanding as of March 31, 1997.

PURCHASE OF TREASURY STOCK

  The company purchased 208,700 shares for an aggregate cost of $5.6 million during fiscal year 1997.

TWO-FOR-ONE STOCK SPLIT

  The board of directors declared a two-for-one stock split on August 7, 1995. New shares were issued on September 13, 1995, and the split is reflected in the financial statements contained in this Annual Report on Form 10-K. All per share data in this report for prior periods have been restated.

AGREEMENT ANNOUNCED FOR MERGER OF LOGICON, INC. AND NORTHROP GRUMMAN
CORPORATION

  On May 4, 1997, Logicon, Inc. and Northrop Grumman Corporation signed a definitive agreement for the merger of Logicon and Northrop in a stock for stock transaction. Stockholders of Logicon will receive, for each share of Logicon common stock, a fraction of a Northrop share determined by dividing $52 by the average closing price of Northrop common stock during a 30-trading day period prior to mailing the proxy statement for the merger. In no event will the exchange ratio be more than 0.6919 to 1 or less than 0.5661 to 1. The transaction is subject to normal government reviews and the approval of Logicon stockholders.

FORWARD-LOOKING STATEMENTS

  To the extent the information contained in this discussion and analysis of consolidated financial condition and results of operations and the information included elsewhere in this Annual Report on Form 10-K for the fiscal year ended March 31, 1997, are viewed as forward-looking statements, the reader is cautioned that various risks and uncertainties exist that could cause the actual future results to differ materially from that inferred by the forward-looking statements. Since the company's primary customer is the U.S. government, future results could be impacted by: the right of the government to redirect, modify, terminate or otherwise cause work to be stopped on contracts issued by it; government customers' budgetary constraints; and the contracting practices of the company's current and prospective customers. Some additional factors, among others, that also need to be considered are: the likelihood that actual future revenues that are realized may differ from those inferred from existing total backlog; the ability of the company to attract and retain highly trained professional employees; the availability of capital and/or financing; and changes in the utilization of the company's leased facilities that could result in higher costs. The reader is further cautioned that risks and uncertainties exist that have not been mentioned herein due to the unforeseeable nature, but which, nevertheless, may impact the company's future operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 LOGICON, INC.--INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
    1. Consolidated Financial Statements..................................   15
       Consolidated Statement of Income...................................   15
       Consolidated Balance Sheet.........................................   16
       Consolidated Statement of Stockholders' Equity.....................   17
       Consolidated Statement of Cash Flows...............................   18
       Notes to Consolidated Financial Statements.........................   19
       Report of Independent Accountants..................................   28
       Selected Unaudited Consolidated Quarterly Financial Data...........   29
    2. Financial Statement Schedules

  No financial statement schedules are required to be filed as part of this report. The Consent of Independent Accountants to Incorporation by Reference Reports in Continuous Offerings on Form S-8 is located on page 44 of this report.

                                 LOGICON, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                FOR THE YEAR ENDED MARCH 31
                                            -----------------------------------
                                               1997        1996        1995
                                            ----------- ----------- -----------
                                             (SHARES AND DOLLARS IN THOUSANDS
                                                  EXCEPT PER SHARE DATA)
Revenues:
  Contract revenues........................    $562,900    $473,722    $341,847
  Interest.................................       3,490       2,381       3,344
                                               --------    --------    --------
                                                566,390     476,103     345,191
                                               --------    --------    --------
Costs and Expenses:
  Cost of contract revenues................     464,383     394,224     282,074
  Selling and administrative expenses......      46,333      39,343      30,302
                                               --------    --------    --------
                                                510,716     433,567     312,376
                                               --------    --------    --------
Income before taxes on income..............      55,674      42,536      32,815
Provision for taxes on income (Note 9).....      22,996      17,228      13,306
                                                -------    --------    --------
Net income.................................    $ 32,678    $ 25,308    $ 19,509
                                               ========    ========    ========
Earnings per share of common stock (Note
 2)........................................    $   2.29    $   1.78    $   1.37
                                               ========    ========    ========
Average number of common shares including
 common stock equivalents (Note 2).........      14,272      14,209      14,204


                See notes to consolidated financial statements.

                                 LOGICON, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                 MARCH 31
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
                                                                (DOLLARS IN
                                                                THOUSANDS)
                          ASSETS
                          ------
CURRENT ASSETS:
Cash and cash equivalents..................................  $ 78,455  $ 37,802
Marketable securities (Note 4).............................               8,244
Accounts receivable (Note 5)...............................    97,126    87,725
Prepaid expenses...........................................     1,916     2,447
Deferred income tax benefits (Note 9)......................     8,526     8,551
                                                             --------  --------
  Total current assets.....................................   186,023   144,769
Property, plant and equipment, net (Note 5)................     9,528    11,521
Other assets...............................................       971     1,085
Excess of purchase price over net assets of businesses
 acquired, net of accumulated amortization of $6,121 and
 $4,164....................................................    34,106    36,063
                                                             --------  --------
                                                             $230,628  $193,438
                                                             ========  ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

CURRENT LIABILITIES:
Accounts payable and other accrued liabilities.............  $ 25,244  $ 17,995
Accrued salaries, wages and employee benefits (Note 5).....    42,073    38,522
Estimated taxes on income (Note 9).........................               1,023
                                                             --------  --------
  Total current liabilities................................    67,317    57,540
                                                             --------  --------
Commitments and contingent liabilities (Note 10)
STOCKHOLDERS' EQUITY, PER ACCOMPANYING STATEMENT:
Preferred stock, $.10 par value--Authorized 2,000,000
 shares, none outstanding
Common stock, $.10 par value--Authorized 40,000,000 shares,
 outstanding 13,990,000 and 13,975,000 shares (Note 2).....     1,399     1,397
Other paid-in capital......................................    23,184    18,853
Retained earnings..........................................   142,685   118,569
Unrealized loss on available for sale securities (Note 4)..                 (13)
Unearned compensation and notes receivable under Restricted
 Stock Purchase Plan (Note 8)..............................    (3,957)   (2,908)
                                                             --------  --------
  Total stockholders' equity...............................   163,311   135,898
                                                             --------  --------
                                                             $230,628  $193,438
                                                             ========  ========

                See notes to consolidated financial statements.

                                 LOGICON, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                           COMMON STOCK
                                           --------------
                                                           OTHER PAID- RETAINED
                                           SHARES  AMOUNT  IN CAPITAL  EARNINGS
                                           ------  ------  ----------- --------
                                           (SHARES AND DOLLARS IN THOUSANDS)
Balance at March 31, 1994.................  6,922  $  692    $11,976   $ 87,742
  Retirement of treasury shares...........   (331)    (33)      (449)    (9,176)
  Transactions of stock plans.............    162      16      2,889
  Cash dividends..........................                               (2,186)
  Net income for year.....................                               19,509
                                           ------  ------    -------   --------
Balance at March 31, 1995.................  6,753     675     14,416     95,889
  Transactions of stock plans.............    364      36      5,123
  Two-for-one stock split (Note 2)........  6,858     686       (686)
  Cash dividends..........................                               (2,628)
  Net income for year.....................                               25,308
                                           ------  ------    -------   --------
Balance at March 31, 1996................. 13,975   1,397     18,853    118,569
  Retirement of treasury shares...........   (209)    (21)      (255)    (5,348)
  Transactions of stock plans.............    224      23      4,586
  Cash dividends..........................                               (3,214)
  Net income for year.....................                               32,678
                                           ------  ------    -------   --------
Balance at March 31, 1997................. 13,990  $1,399    $23,184   $142,685
                                           ======  ======    =======   ========

  Stockholders' equity in the accompanying Consolidated Balance Sheet has been reduced by unearned compensation and notes receivable under the Restricted Stock Purchase Plan (Note 8) and by unrealized loss on available for sale securities (Note 4).



                See notes to consolidated financial statements.

                                 LOGICON, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                 FOR THE YEAR ENDED MARCH 31
                                                 ------------------------------
                                                   1997      1996       1995
                                                 --------- ---------  ---------
                                                    (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income...................................  $ 32,678  $  25,308  $  19,509
  Income charges (credits) not affecting cash--
    Depreciation and amortization..............     7,901      7,113      4,388
    Provision for (benefit from) deferred taxes
     (Note 9)..................................        25      1,472     (2,529)
    Amortization of deferred compensation......       403        520        587
  Changes in assets and liabilities, net of
   acquisitions--
    Decrease (increase) in accounts receivable.    (9,401)   (10,953)     1,304
    Decrease in prepaid expenses and other
     assets....................................       645        446        731
    Increase in accounts payable and other
     accrued liabilities.......................     7,249      4,733      2,123
    Increase in accrued salaries, wages and
     employee benefits.........................     3,551      4,423      2,892
    Decrease in income taxes payable...........    (1,023)      (538)    (2,462)
                                                 --------  ---------  ---------
  Net cash provided by operating activities....    42,028     32,524     26,543
                                                 --------  ---------  ---------
Cash flows from investing activities:
  Purchase of property, plant and equipment,
   net of sales................................    (3,951)    (5,563)    (2,397)
  Maturity of available for sale securities....     8,257      1,112     61,519
  Purchase of available for sale securities....                         (43,402)
  Payment for acquisitions, net of cash
   acquired (Note 3)...........................              (23,339)   (43,854)
                                                 --------  ---------  ---------
  Net cash provided by (used in) investing
   activities..................................     4,306    (27,790)   (28,134)
                                                 --------  ---------  ---------
Cash flows from financing activities:
  Cash dividends...............................    (3,214)    (2,628)    (2,186)
  Transactions of stock plans..................     3,157      4,132      1,610
  Purchase and retirement of treasury shares...    (5,624)               (9,658)
                                                 --------  ---------  ---------
  Net cash provided by (used in) financing
   activities..................................    (5,681)     1,504    (10,234)
                                                 --------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents...................................    40,653      6,238    (11,825)
Cash and cash equivalents at beginning of year.    37,802     31,564     43,389
                                                 --------  ---------  ---------
Cash and cash equivalents at end of year.......  $ 78,455  $  37,802  $  31,564
                                                 ========  =========  =========
Cash paid for income taxes.....................  $ 23,611  $  14,523  $  18,215
                                                 ========  =========  =========


                See notes to consolidated financial statements.

                                 LOGICON, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

  The consolidated financial statements include the accounts of the company and its subsidiaries. Significant intercompany accounts and transactions are eliminated.

USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Actual results could differ from those estimates.

CONTRACT REVENUES

  The company's business is to provide advanced technology systems and services to support national security, civil and industrial needs. Revenues result from a variety of cost-reimbursement and fixed-price contracts, principally with the U.S. government. Contract revenues are recorded using the percentage of completion method, primarily based on contract costs incurred to date compared with total estimated costs at completion. Amounts in excess of contract price for customer changes and increases in contract requirements, errors in specification and design, customer-caused delays and disruptions or other causes of unanticipated additional costs are recognized as revenue if it is probable that the requests for equitable adjustment to the contract will result in additional revenue and the amount can be reasonably estimated. To the extent estimated costs at completion exceed estimated contract price, charges are made to current earnings in the period in which this is first determined, with a related reduction of unbilled amounts to estimated realizable value.

PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment are recorded at cost. Depreciation is provided using the declining-balance and straight-line methods over estimated useful lives of three to 10 years for office furniture and equipment, three to eight years for computer and related equipment and 15 to 30 years for buildings. Leasehold improvements are amortized over the shorter of their service lives or the remaining terms of the leases.

EXCESS OF PURCHASE PRICE OVER NET ASSETS OF BUSINESSES ACQUIRED

  The excess of purchase price over net assets of businesses acquired is amortized on a straight-line basis, generally over periods not exceeding 20 years.

IMPAIRMENT OF LONG-LIVED ASSETS

  Long-lived assets are reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The company reviews the recoverability of long-lived assets and intangible assets by comparing estimated future cash flows on an undiscounted basis to the net book value of the assets. In the event the projected undiscounted cash flows are less than the net book value of the assets, the carrying value of the assets are written down to their fair value, less cost to sell. Assets that are to be disposed of are measured at the lower of cost or fair value, less cost to sell.

RESEARCH AND DEVELOPMENT

  The company charges all research and development expenditures to costs and expenses as incurred. Research and development expenditures for fiscal years 1997, 1996 and 1995 were, respectively, $4,356,000, $3,952,000, and
$2,692,000.

                                 LOGICON, INC.

INCOME TAXES

  The company accounts for income taxes under the provision of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax basis and financial reporting basis of assets and liabilities.

STATEMENT OF CASH FLOWS

  For purposes of the Consolidated Statement of Cash Flows, the company considers cash equivalents to be short-term, highly liquid investments that mature within 90 days from the date of acquisition.

ACCOUNTING FOR STOCK-BASED COMPENSATION

  The company accounts for its stock compensation plans under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations. The disclosures required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS
123) have been included in Note 8.

EARNINGS PER SHARE

  In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The company does not expect that the adoption of SFAS 128 will have a material impact on earnings per share.

NOTE 2. COMMON STOCK

  On September 13, 1995, approximately 6,858,000 common shares were distributed to stockholders to effect a 100 percent stock distribution required by a two-for-one stock split declared by the board of directors and $686,000 was transferred from other paid-in capital to common stock. Earnings per share, equity per share and dividends per share, common stock prices and all amounts in the notes to the Consolidated Financial Statements have been restated to reflect the stock split.

NOTE 3. ACQUISITIONS

  On March 28, 1996, the company acquired Geodynamics Corporation (Geodynamics) for a cash purchase price of $31.7 million. Geodynamics specializes in remote sensing, geographic information systems, modeling and simulation, software development, and systems engineering and integration for the Department of Defense and other government agencies. The acquisition was accounted for as a purchase and the excess of the purchase price over net assets acquired was approximately $9.5 million. The company's consolidated results of operations include the operations of Geodynamics for all of in fiscal year 1997.

                                 LOGICON, INC.

  On February 16, 1995, the company acquired Syscon Corporation (Syscon), which operated as an indirectly wholly-owned subsidiary of Harnischfeger Industries, Inc., for a cash purchase price of $45.3 million. Syscon is engaged principally in the business of providing systems development, systems integration and systems services to the U.S. government and commercial enterprises. The acquisition was accounted for as a purchase and the excess of the purchase price over net assets acquired was $21.9 million. The company's consolidated results of operations include the operations of Syscon from the acquisition date.

  The following table summarizes the unaudited consolidated pro forma results of operations, assuming the acquisitions of Geodynamics and Syscon had occurred at the beginning of fiscal year 1995. However, these pro forma results are not necessarily indicative of the actual results of operations that would have occurred.

                                                                FOR THE YEAR
                                                               ENDED MARCH 31
                                                              -----------------
                                                                1996     1995
                                                              -------- --------
                                                                 (UNAUDITED)
                                                                 (DOLLARS IN
                                                              THOUSANDS, EXCEPT
                                                               PER SHARE DATA)
Revenues..................................................... $529,163 $510,307
Income before taxes on income................................ $ 42,968 $ 32,637
Net income................................................... $ 25,376 $ 18,841
                                                              ======== ========
Earnings per share of common stock........................... $   1.78 $   1.33
                                                              ======== ========

NOTE 4. MARKETABLE SECURITIES

  Marketable securities are as follows:

                                       AMORTIZED                      GROSS
                                      COST BASIS      FAIR VALUE    UNREALIZED
                                    (PLUS INTEREST) (PLUS INTEREST)    LOSS
                                    --------------- --------------  ----------
                                             (DOLLARS IN THOUSANDS)
March 31, 1996
  Available for sale securities
   (mature within one year)--
   U.S. government and government
   agencies........................     $8,269          $8,244         $25

  The specific identification method has been used to determine cost for each security. There have been no realized gains or losses from the sale of available for sale securities during fiscal 1997 or 1996. The net unrealized holding loss on available for sale securities which was included in stockholders' equity at March 31, 1996, was $13,000.

                                 LOGICON, INC.

NOTE 5. DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS

                                                                    MARCH 31
                                                                 ---------------
                                                                  1997    1996
                                                                 ------- -------
                                                                   (DOLLARS IN
                                                                   THOUSANDS)
Accounts receivable:
U.S. government, including unbillable of $29,619 and $18,271.... $91,665 $83,756
Other...........................................................   4,744   3,969
Recoverable income taxes........................................     717
                                                                 ------- -------
                                                                 $97,126 $87,725
                                                                 ======= =======
Property, plant and equipment:
Office furniture and equipment.................................. $ 8,417 $ 8,156
Computer and related equipment..................................  27,481  27,482
Land, buildings and leasehold improvements......................   5,285   4,918
                                                                 ------- -------
                                                                  41,183  40,556
Less accumulated depreciation and amortization..................  31,655  29,035
                                                                 ------- -------
                                                                 $ 9,528 $11,521
                                                                 ======= =======
Accrued salaries, wages and employee benefits:
Salaries and related expenses................................... $14,391 $13,024
Personal leave..................................................  20,432  18,665
Benefit plans...................................................   7,250   6,833
                                                                 ------- -------
                                                                 $42,073 $38,522
                                                                 ======= =======

  Unbillable receivables under fixed-price contracts are normally billable upon acceptance of deliverables by the customer. Unbillable receivables under cost-type contracts are normally billable upon contract completion and acceptance of costs incurred. Unbilled amounts are classified as current assets, since substantially all of these amounts will be realized within one year.

  Costs related to certain contracts, including applicable indirect costs, are subject to audit and adjustment from negotiations between the company and representatives of the U.S. government. Revenues for such contracts have been recorded in amounts that are expected to be realized on final settlement.

NOTE 6. SHORT-TERM BORROWINGS

  The company has a $25 million unsecured line of credit with a bank that is renewable annually, subject to review of the company's financial condition. Borrowings under the line bear interest at the bank's prime rate minus 25 basis points. The company is expected to maintain an average collected demand deposit balance equal to three percent of the line. The compensating balances are not restricted and generally are composed of normal float and minimum operating balances. There were no borrowings under the unsecured line during the last three fiscal years.

NOTE 7. EMPLOYEE BENEFIT PLANS

  The company and its subsidiaries have various tax qualified employee benefit plans which provide retirement benefits to substantially all employees. Annual contributions to the various plans are discretionary and are determined by the board of directors. Charges to costs and expenses with respect to the various plans for fiscal years 1997, 1996 and 1995 were, respectively, $10,850,000, $9,071,000, and $7,333,000.

                                 LOGICON, INC.

  Employees, except those of certain subsidiaries, are eligible to participate in the company's Stock Purchase Plan by contributing up to six percent of their salary. The company contributes an amount equal to one-half of each employee's contribution, less forfeitures. Company contributions vest, and the purchased stock is distributed after the end of the second calendar year following the year of purchase. As of March 31, 1997, the Plan is authorized to purchase an aggregate of 277,106 additional shares of the company's common stock either on the open market or from the company. All shares purchased under the Plan have been open market purchases, and it is management's current intent to continue this practice. The Plan held 372,990 shares of the company's common stock at March 31, 1997. Charges to costs and expenses with respect to the Plan for fiscal years 1997, 1996 and 1995 were, respectively, $1,870,000, $1,507,000 and $932,000.

  The company has incentive compensation plans for key employees that provide for current bonuses and deferred compensation based on the company's current and future earnings. Charges to costs and expenses with respect to the plans for the fiscal years 1997, 1996 and 1995 were, respectively, $3,690,000, $3,467,000, and $2,619,000.

NOTE 8. STOCKHOLDERS' EQUITY

  The 1992 Employee Incentive Stock Option Plan provides for issuance of options to key employees to purchase shares of the company's common stock at prices not less than market value at date of grant. These options become exercisable as determined in each case by the Executive Compensation Committee of the board of directors, but in no event shall any exercise period exceed 10 years from the date of the grant of the option. The Plan authorizes issuance of 2,000,000 shares. Grants for 94,250 shares at a price of $28.63 per share were made during fiscal year 1997.

  The 1991 Stock Option Plan for Non-Employee Directors provides the company the ability to grant non-employee directors options to purchase common stock of the company. Options are granted according to a formula contained in the Plan at prices not less than the fair market value at date of grant, are exercisable on or after the second anniversary of the date of grant and expire five years from the date of grant. A total of 155,500 shares of common stock are reserved for future issuance under the Non-Employee Directors' Plan. Grants for 4,500 shares at a price of $36.25 per share were made during fiscal year 1997.

  On March 28, 1996, the company acquired all of the outstanding stock of Geodynamics Corporation (Geodynamics) for a purchase price of $31.7 million. In connection with this transaction, the company agreed to honor the terms of all outstanding and unexercised Geodynamics stock options as of that date using a conversion factor based on the price paid per share of Geodynamics stock divided by the average trading price per share of Logicon stock over a 20-day period ending March 25, 1996. This resulted in the company issuing options for 89,683 shares at prices ranging from $8.63 to $34.52 per share. The estimated fair value of these options has been included in the price of Geodynamics with the resulting credit to other paid-in capital.

                                 LOGICON, INC.

  A summary of stock option transactions follows:

                                                       OPTIONS OUTSTANDING
                                                    ---------------------------
                                                               WEIGHTED-AVERAGE
                                                     SHARES     EXERCISE PRICE
                                                    ---------  ----------------
March 31, 1994..................................... 1,019,994       $ 6.23
  Granted..........................................   182,000        14.58
  Exercised........................................  (222,960)        5.02
  Canceled and expired.............................    (7,400)        9.68
                                                    ---------       ------
March 31, 1995.....................................   971,634         8.05
  Granted (including 89,683 shares to Geodynamics
   employees)......................................   222,783        22.60
  Exercised........................................  (466,612)        5.06
  Canceled and expired.............................   (15,320)        8.24
                                                    ---------       ------
March 31, 1996.....................................   712,485        14.55
  Granted..........................................    98,750        28.97
  Exercised........................................  (165,753)        9.55
  Canceled and expired.............................   (33,556)       15.73
                                                    ---------       ------
March 31, 1997.....................................   611,926       $18.22
                                                    =========       ======

  The number of exercisable options outstanding at March 31, 1997, 1996 and 1995 under the Plans, were 239,145; 239,190 and 482,134 shares, respectively, at weighted-average prices of $14.14, $10.63 and $4.76 per share, respectively. At March 31, 1997, 1,500,650 shares of authorized but unissued common stock were available for future grants under the 1991 and 1992 Stock Option Plans.

  The following table summarizes information about stock options outstanding and exercisable at March 31, 1997:

                                                                    OPTIONS
                                    OPTIONS OUTSTANDING           EXERCISABLE
                                     AT MARCH 31, 1997         AT MARCH 31, 1997
                              -------------------------------- -----------------
                                                     WEIGHTED-         WEIGHTED-
                                        WEIGHTED-     AVERAGE           AVERAGE
RANGE OF                                 AVERAGE     REMAINING         EXERCISE
EXERCISE PRICES               SHARES  EXERCISE PRICE   LIFE    SHARES    PRICE
---------------               ------- -------------- --------- ------- ---------
$ 7.25--$10.63...............  81,312     $ 8.43       1.06     77,206  $ 8.40
$10.94--$16.00............... 246,636      13.30       1.83    100,506   11.70
$17.26--$25.89............... 161,976      22.15       4.31     42,681   22.17
$28.13--$36.25............... 122,002      29.49       4.27     18,752   32.53
                              -------                          -------
                              611,926                          239,145
                              =======                          =======

  No significant charges are made to earnings in connection with either the 1991 or 1992 Stock Option Plans.

                                 LOGICON, INC.

  Had compensation costs for the company's option plans been determined based on an estimate of the fair value at the grant date consistent with the requirements of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," the company's net income and earnings per share would have been reduced to the pro forma amounts in the following table. Because the SFAS 123 method of accounting has not been used for options issued prior to fiscal year 1996, the resulting pro forma compensation costs may not be representative of compensation costs expected in future years.

                                                           FOR THE YEAR ENDED
                                                                MARCH 31
                                                         -----------------------
                                                            1997        1996
                                                         ----------- -----------
                                                         (DOLLARS IN THOUSANDS,
                                                         EXCEPT PER SHARE DATA)
   Net income
     As reported........................................ $    32,678 $    25,308
     Pro forma.......................................... $    32,238 $    25,174
   Earnings per share
     As reported........................................ $      2.29 $      1.78
     Pro forma.......................................... $      2.26 $      1.77

  The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                     1997  1996
                                                                     ----  ----
     Risk-free interest rate........................................  6.3% 5.82%
     Expected life (in years).......................................  3.5   3.6
     Expected volatility............................................ 30.7% 31.1%
     Expected dividend yield........................................  .84%  .86%

  The weighted-average per share amount of the estimated fair values of options granted during fiscal years 1997 and 1996 were $8.55 and $6.88, respectively.

  Under a Restricted Stock Purchase Plan, the Executive Compensation Committee of the board of directors selects eligible employees and determines the number of shares available for purchase by each participant. Eligible employees are entitled to purchase "restricted" shares of the company's common stock at a discount from market value. Following the date of purchase, restrictions on the transfer of the stock may be removed from a discretionary amount of the shares by the Executive Compensation Committee. Legends prohibiting transfers remain on the certificates and are not removed until any loans which have been made in connection with the purchase have been satisfied. During fiscal years 1997, 1996 and 1995, awards for 66,079, 16,130 and 111,800 shares, respectively, were granted at weighted-average grant date fair values of $10.00, $9.30 and $3.50 per share, respectively. Charges to costs and expenses with respect to the Plan for fiscal years 1997, 1996 and 1995 were, respectively, $403,000, $520,000 and $587,000. At March 31, 1997, and 1996,
unearned compensation of $569,000 and $311,000 and notes receivable of $3,388,000 and $2,597,000, respectively, related to the issuance of the stock, are deducted from stockholders' equity in the accompanying Consolidated Balance Sheet. At March 31, 1997, 1,129,111 shares of authorized but unissued common stock were available for future grants under the Restricted Stock Purchase Plan.

  In April 1990, the company established a Stockholder Rights Plan and declared a dividend of one right for each share of common stock. When the board of directors determines that an acquiring person, as defined, has acquired or intends to acquire 20 percent or more or, in certain circumstances, 15 percent or more of the company's common stock, each right may be exercised to purchase stock in the company equal to the result obtained by multiplying the then current per share purchase price, as defined by the Plan, by the number of shares

                                 LOGICON, INC.

currently held and dividing that product by 50 percent of the current per share market price or to acquire stock in an acquiring company by the same formula but where the current per share market price is of the acquiring company. An acquiring person is not entitled to any of the benefits of the Plan. The rights, which do not have voting privileges and automatically trade with the common stock after May 15, 1990, may be redeemed by an action of the board of directors at a price of $.01 per right within 10 days after the announcement that a person has acquired 20 percent or more of the outstanding common stock of the company. The Plan will expire on May 15, 2000, unless otherwise amended.

NOTE 9. TAXES ON INCOME

  The provision for taxes on income includes the following:

                                                         FOR THE YEAR ENDED
                                                              MARCH 31
                                                       ------------------------
                                                        1997     1996    1995
                                                       -------  ------- -------
                                                       (DOLLARS IN THOUSANDS)
Current payable:
  Federal............................................. $19,032  $13,002 $12,831
  State...............................................   3,939    2,754   3,004
                                                       -------  ------- -------
                                                        22,971   15,756  15,835
                                                       -------  ------- -------
Tax effect of temporary differences:
  Federal.............................................     (86)   1,248  (2,167)
  State...............................................     111      224    (362)
                                                       -------  ------- -------
                                                            25    1,472  (2,529)
                                                       -------  ------- -------
                                                       $22,996  $17,228 $13,306
                                                       =======  ======= =======

The reasons for the variance from the statutory federal income tax rates are as follows:

                                                                FOR THE YEAR
                                                               ENDED MARCH 31
                                                               ----------------
                                                               1997  1996  1995
                                                               ----  ----  ----
Statutory federal income tax rate............................. 35.0% 35.0% 35.0%
State taxes, net of federal income tax benefit................  4.7   4.6   5.2
Other.........................................................  1.6   0.9   0.3
                                                               ----  ----  ----
Effective tax rate............................................ 41.3% 40.5% 40.5%
                                                               ====  ====  ====

Deferred income tax benefits consist of the following:

                                                                  MARCH 31
                                                               ----------------
                                                                1997     1996
                                                               -------  -------
Deferred employee benefits.................................... $ 8,180  $ 7,097
Non-deductible accrued costs..................................   4,441    4,263
Contractually unbillable receivables..........................  (5,214)  (3,610)
State taxes...................................................     590      452
Depreciation..................................................   1,220    1,415
Other.........................................................    (691)  (1,066)
                                                               -------  -------
                                                               $ 8,526  $ 8,551
                                                               =======  =======

Management believes that all fiscal year 1997 deferred amounts will be realized.

                                 LOGICON, INC.

NOTE 10. COMMITMENTS AND CONTINGENT LIABILITIES

  The company leases certain facilities and computer-related equipment under operating leases providing for payment of fixed rentals and, in certain cases, property tax and price index increases over base-period amounts. The majority of the leases are for one to 15 years, with options to extend the terms for up to five years beyond the original lease period. Facility and equipment rental expenses for fiscal years 1997, 1996 and 1995 were, respectively, $19,604,000, $17,010,000, and $15,438,000. The amounts due in future fiscal years for the fixed terms of the leases total $100,763,000. Commitments for the five fiscal years 1998 through 2002 are, respectively, $17,567,000, $13,543,000,
$11,928,000, $10,723,000, and $10,298,000.

  The company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse effect on the company's consolidated financial statements.

NOTE 11. SUBSEQUENT EVENT--AGREEMENT ANNOUNCED FOR MERGER OF LOGICON, INC. AND NORTHROP GRUMMAN

  On May 4, 1997, Logicon, Inc. and Northrop Grumman Corporation (Northrop) signed a definitive agreement for the merger of Logicon and Northrop in a stock for stock transaction. Stockholders of Logicon will receive, for each share of Logicon common stock, a fraction of a Northrop Grumman share determined by dividing $52 by the average closing price of Northrop common stock during a 30-trading day period prior to mailing the proxy statement for the merger. In no event will the exchange ratio be more than 0.6919 to 1 or less than 0.5661 to 1. The transaction is subject to normal government reviews and the approval of Logicon stockholders.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Stockholders of Logicon, Inc.

  In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of Logicon, Inc. and its subsidiaries at March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP
Costa Mesa, California

May 22, 1997

                                 LOGICON, INC.

            SELECTED UNAUDITED CONSOLIDATED QUARTERLY FINANCIAL DATA

                                                   FOR THE QUARTER ENDED
                                            -----------------------------------
                                            JUNE 30  SEPT. 30 DEC. 31  MARCH 31
                                            -------- -------- -------- --------
                                             (DOLLARS IN THOUSANDS EXCEPT PER
                                                        SHARE DATA)
Fiscal Year 1997
  Revenues................................. $149,945 $129,676 $131,037 $155,732
  Gross profit.............................   23,061   23,704   23,439   28,313
  Income before taxes on income............   13,168   13,363   13,340   15,803
  Net income...............................    7,727    7,841    7,835    9,275
  Earnings per common share................     0.54     0.55     0.55     0.65
Fiscal Year 1996
  Revenues................................. $112,207 $114,622 $121,264 $128,010
  Gross profit.............................   16,989   18,063   21,073   23,373
  Income before taxes on income............    9,047    9,668   11,588   12,233
  Net income...............................    5,368    5,758    6,878    7,304
  Earnings per common share................     0.38     0.41     0.48     0.51

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS WHOSE TERMS EXPIRE IN AUGUST 1997, CLASS I

  JAMES L. HESBURGH (age 63, Director since 1995). On October 5, 1995, Mr. Hesburgh was elected to Class I of the Board of Directors. Mr. Hesburgh has been the President and Chief Executive Officer of James L. Hesburgh International, Inc. since 1977 and presently serves on the Board of Directors of Fremont Funding Corporation, FirstFed Financial Corp. and Toastmaster, Inc.

  ROBERT G. WALDEN (age 72, Director since 1989). On October 12, 1989, Mr. Walden was elected to Class I of the Board of Directors. From 1977 to September 1989, Mr. Walden was Senior Vice President and Chief Financial Officer of the company.

DIRECTORS WHOSE TERMS EXPIRE IN 1998, CLASS II

  CHARLES F. SMITH (age 64, Director since 1993). On June 1, 1993 Mr. Smith was elected to Class II of the Board of Directors. Since 1983, Mr. Smith has been the President and Chief Executive Officer of Charles F. Smith & Co., Inc. He also serves on the Board of Directors of FirstFed Financial Corp., Fremont Funding Corporation and Sizzler International.

  ROLAND R. SPEERS (age 63, Director since 1977). Mr. Speers, formerly a partner at the law firm of Speers, Dana, Teal, Balfour & MacDonald, now has retired. He also serves on the Board of Directors of Twelve Eleven Press.

DIRECTORS WHOSE TERMS EXPIRE IN 1999, CLASS III

  DR. CHARLES T. HORNGREN (age 70, Director since 1993). On June 1, 1993, Dr. Horngren was elected to Class III of the Board of Directors. Dr. Horngren has been the Edmund W. Littlefield Professor of Accounting Emeritus at Stanford University since 1966 and presently serves on the Board of Directors of ABM Industries, Inc.

  W. EDGAR JESSUP, JR. (age 74, Director since 1969). For more than five years, Mr. Jessup has been a partner in the law firm of Ervin, Cohen & Jessup, the firm which has been counsel to the company since its formation in 1961.

  JOHN R. WOODHULL (age 63, Director since 1965). Mr. Woodhull has served as President and Chief Executive Officer of the company for more than the past five years. He also serves on the Board of Directors of Sunrise Medical, Inc. and FirstFed Financial Corp.

ALL EXECUTIVE OFFICERS OF THE COMPANY

  The following table sets forth, as of May 22, 1997, all of the Executive Officers of the company, the offices and positions held by each of them, their ages, and the year in which each assumed the office listed.

                             YEAR OFFICE
                         AGE   ASSUMED              OFFICES AND POSITIONS
                         --- -----------            ---------------------
John R. Woodhull........  63    1969     Chairman, President and CEO(a)(b)(c)
Frank T. Cummings.......  57    1971     Vice President
James E. Dalton.........  66    1985     Vice President
Nils Ericson............  58    1997     Vice President
R. Dean Hartwick........  61    1987     Vice President
Dr. James F. Harvey.....  58    1990     Vice President
E. Benjamin Mitchell,
 Jr. ...................  43    1989     Vice President--General Counsel/Secretary(b)
Ralph L. Webster........  56    1978     Vice President--Chief Financial Officer(b)

--------
(a) Member of the Board of Directors of the company.

(b) Logicon Employee Stock Purchase Plan Committee Member.

(c) Executive Committee Member.

  Each of the Executive Officers of Logicon has been with the company in a senior management or executive capacity for five years or more except Nils Ericson. Mr. Ericson became a Vice President of Logicon in March 1997. Since 1987, Mr. Ericson served as President of Syscon Corporation, which was acquired by Logicon in February 1995. Mr. Webster became CFO in October 1989.

COMPLIANCE WITH THE SECURITIES EXCHANGE ACT

  The company's Executive Officers and Directors are required under the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership with the Securities Exchange Commission and the New York Stock Exchange. Copies of those reports must also be furnished to the company.

  Based solely on a review of the copies of reports furnished to the company and written representations that no other reports were required, the company believes that during fiscal year 1997 all filing requirements applicable to Executive Officers and Directors have been complied with.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION COMMITTEE REPORT

  This report is furnished by the Executive Compensation Committee of the Board of Directors of Logicon, Inc. (the "Executive Compensation Committee") which is composed of the individuals listed below who are outside directors with responsibility for setting the policies and overseeing the administration of all compensation matters for the Executive Officers of the company.

  The Executive Officer compensation program has been designed to provide Executive Officers with total direct compensation, which is competitive with companies of similar size having comparable performance and serving similar markets. The objectives of the program are to:

  . enhance stockholder value;

  . motivate the Executive Officers to achieve long-term business goals and reward them accordingly;

  . provide compensation opportunities which are competitive to those offered by employers of comparable size, thus allowing the company to compete for and retain talented executives who are critical to the long-term success of the company; and

  . align the interests of Executive Officers with the long-term interests of stockholders through award opportunities that can result in ownership of common stock.

  The Executive Compensation Committee has employed independent compensation specialists to help design the total direct compensation program and to verify that compensation levels are competitive with companies of similar size and with similar performance. In addition, the Executive Compensation Committee tests its actions against compensation survey information which the company purchases.

  The Executive Compensation Committee is aware that the Internal Revenue Code restricts corporate tax deductions for certain compensation paid to executive officers of publicly held companies.

THE EXECUTIVE COMPENSATION PROGRAM

  Compensation paid the Executive Officers in fiscal year 1997, as reflected in the Summary Compensation Table, consisted of the following elements: base salary, annual bonus, restricted stock purchased, performance units and amounts under certain employee benefit plans.

ANNUAL COMPENSATION PROGRAM

  The annual compensation for Executive Officers consists of a base salary and an annual bonus. The total value of the salary and bonus is designed to be competitive with other companies of a similar size and performance. Such compensation, which is established with the assistance of independent compensation specialists, is deemed to be competitive if it is within 10 percent of the median for similar sized companies. The annual bonus is determined by the performance of the executive and his operating unit and although the actual amount of the bonus is subjective, the Executive Compensation Committee considers several factors consisting of profits, bookings, use of capital, achievement of goals and a discretionary element.

LONG-TERM COMPENSATION PROGRAM

 Restricted Stock Purchase Plan

  Sales of restricted stock to Executive Officers under the 1979 Restricted Stock Purchase Plan are designed to align the long-term interests of the company's Executive Officers and its stockholders. Under the Restricted Stock Purchase Plan the Executive Compensation Committee selects the employees who are eligible to purchase stock under the terms of the plan and determines the number of shares available for purchase. The employees selected are entitled to purchase "restricted" shares of the company's common stock at a discount from market value. Generally, the restriction (which prevents the stock from being sold) is removed from a percentage of the shares periodically after the date of purchase. However, legends prohibiting transfers remain on the certificates and are not removed until loans, which may have been made by the company to the participant in connection with the purchase of the shares have been satisfied. The Executive Compensation Committee has full discretion in determining the percentage restriction and loan requirements with respect to the Restricted Stock Purchase Plan.

  Sales of restricted stock to Executive Officers are determined as part of the total direct compensation package with the assistance of independent compensation specialists. In determining the number of shares of restricted stock to be sold to Executive Officers, the Executive Compensation Committee takes into account the Executive Officer's level of responsibility and practices of other companies. The Executive Compensation Committee does not take into consideration restricted stock previously purchased by the Executive Officer.

 Performance Units Plan

  The Performance Units Plan represents a second element of an Executive Officer's long-term compensation. The performance units incentivize management to achieve long-term earnings performance. Under the Plan, Executive Officers and key management employees may receive awards, made by the Executive Compensation Committee, which represent the right to receive a cash payment at the end of an "incentive period" of three consecutive fiscal years commencing with the first day of the fiscal year in which the units are awarded. The amount of payment depends on the company's cumulative earnings per share over the three year period and the number of units awarded.

  In awarding the performance units, which are considered as part of the Executive Officer's total compensation package, the Executive Compensation Committee takes into account the Executive Officer's level of responsibility and competitive practices of other companies.

MR. WOODHULL'S FISCAL YEAR 1997 COMPENSATION

  The total compensation package provided to Mr. Woodhull in fiscal year 1997 consisted of a base salary, annual bonus, restricted stock purchased, performance units and amounts under certain employee benefit plans. The total direct compensation package is designed to be competitive with other companies of a similar size and is established with the assistance of independent compensation specialists.

  Mr. Woodhull's total annual compensation (salary plus annual bonus) is designed to be competitive with companies of a similar size. Although the actual amount of Mr. Woodhull's annual bonus is subjective, the Executive Compensation Committee considers the overall financial performance of the company and his individual performance as an executive officer.

  The long-term portion of Mr. Woodhull's compensation package consists of performance units and restricted stock. The value of the long-term awards is designed to be consistent with competitive practices of similar sized companies. Compensation specialists have been retained by the Executive Compensation Committee to provide recommendations regarding competitive practices of similar sized companies. These recommendations have been taken into consideration by the Executive Compensation Committee in determining Mr. Woodhull's long-term compensation consistent with competitive practices.

  The Executive Compensation Committee believes that the sale of restricted stock to Mr. Woodhull encourages long-term performance while aligning stockholder and management interests regarding the value of the common stock. The Executive Compensation Committee does not take into consideration restricted stock previously purchased by Mr. Woodhull.

SUBMITTED BY THE EXECUTIVE COMPENSATION COMMITTEE
OF THE COMPANY'S BOARD OF DIRECTORS:

     James L. Hesburgh              Charles F. Smith              Roland R. Speers

                          SUMMARY COMPENSATION TABLE

  The following table summarizes the total compensation of the Chief Executive Officer and the four other most highly compensated Executive Officers of the company ("the Named Executive Officers") for fiscal year 1997, as well as the total compensation paid to each such individual for the company's two previous fiscal years.

                                                                   LONG-TERM COMPENSATION
                                                               ---------------------------------
                                     ANNUAL COMPENSATION             AWARDS            PAYOUTS
                                ------------------------------ --------------------- -----------
                                                               RESTRICTED             LONG-TERM
                                                  OTHER ANNUAL   STOCK       STOCK    INCENTIVE   ALL OTHER
        NAME AND         FISCAL  SALARY   BONUS   COMPENSATION PURCHASED    OPTIONS     PLAN     COMPENSATION
   PRINCIPAL POSITION     YEAR    ($)      ($)       ($)(1)     ($) (2)     (SHARES) PAYOUTS ($)     ($)
   ------------------    ------ -------- -------- ------------ ----------   -------- ----------- ------------
John R. Woodhull........  1997  $357,225 $400,000      --       $163,650(3)    None   $239,236     $81,713(8)
 President & Chief        1996   325,548  335,000      --           None     14,400    348,000      73,163
 Executive Officer        1995   310,740  300,000      --        121,800       None    165,103      70,670

Frank T. Cummings.......  1997   226,962  133,500      --         81,350(4)    None     80,268      40,721(9)
 Vice President           1996   217,448  105,000      --         53,382       None    116,800      37,532
                          1995   208,827   91,500      --         51,100       None     73,280      36,816

James E. Dalton.........  1997   226,962  129,000      --         81,350(5)    None     80,530      43,269(10)
 Vice President           1996   217,448  100,000      --         53,382       None    117,400      39,013
                          1995   209,088   92,500      --         51,100       None     73,878      33,324

Dr. James F. Harvey.....  1997   226,962  105,000      --         81,350(6)    None     80,268      33,043(11)
 Vice President           1996   217,448  103,500      --           None      6,100    116,800      29,480
                          1995   208,724  103,000      --         51,100       None     73,280      59,536

Ralph L. Webster........  1997   203,952  110,000      --         70,070(7)    None     69,025      28,820(12)
 Vice President & Chief   1996   186,832   90,000      --           None      5,200     98,600      26,409
 Financial Officer        1995   179,232   88,000      --         44,100       None     61,913      25,215

-------
 (1) Where dashes are indicated, there is no requirement to report.

 (2) Dividends are paid at the same rate paid to all stockholders.

 (3) As of the last day of fiscal year 1997, Mr. Woodhull held in the aggregate 106,165 shares of restricted stock with a net pre-tax value of $2,811,364 (equal to the market price of the shares less consideration paid by Mr. Woodhull). Mr. Woodhull purchased 16,365 shares of restricted stock on September 16, 1996, and they are fully vested at March 31, 1997.

 (4) As of the last day of fiscal year 1997, Mr. Cummings held in the aggregate 54,475 shares of restricted stock with a net pre-tax value of $1,414,711 (equal to the market price of the shares less consideration paid by Mr. Cummings). Mr. Cummings purchased 8,135 shares of restricted stock on September 16, 1996, and they are fully vested at March 31, 1997.

 (5) As of the last day of fiscal year 1997, Mr. Dalton held in the aggregate 54,475 shares of restricted stock with a net pre-tax value of $1,414,711 (equal to the market price of the shares less consideration paid by Mr. Dalton). Mr. Dalton purchased 8,135 shares of restricted stock on September 16, 1996, and they will vest 50 percent on September 16, 1997, with the remainder vesting on September 16, 1998.

 (6) As of the last day of fiscal year 1997, Dr. Harvey held in the aggregate 32,935 shares of restricted stock with a net pre-tax value of $857,793 (equal to the market price of the shares less consideration paid by Dr. Harvey). Dr. Harvey purchased 8,135 shares of restricted stock on September 16, 1996, and they will vest 50 percent on September 16, 1997, with the remainder vesting on September 16, 1998.

 (7) As of the last day of fiscal year 1997, Mr. Webster held in the aggregate 29,107 shares of restricted stock with a net pre-tax value of $702,742 (equal to the market price of the shares less consideration paid by Mr. Webster). Mr. Webster purchased 7,007 shares of restricted stock on September 16, 1996, and they will vest 50 percent on September 16, 1997, with the remainder vesting on September 16, 1998.

 (8) Includes (i) $12,955 allocated by the company to Mr. Woodhull's account under the company's Profit Sharing Plan; (ii) a $49,617 payment equal to the lost company Profit Sharing Plan allocation caused by IRS limitations; (iii) $10,717 allocated by the company to Mr. Woodhull's account under the company's Employee Stock Purchase Plan; and (iv) the portion of the Group Term Life Insurance Premium reportable as income $8,424.

 (9) Includes (i) $12,955 allocated by the company to Mr. Cummings' account under the company's Profit Sharing Plan; (ii) a $17,374 payment equal to the lost company Profit Sharing Plan allocation caused by IRS limitations; (iii) $6,808 allocated by the company to Mr. Cummings' account under the company's Employee Stock Purchase Plan; and (iv) the portion of the Group Term Life Insurance Premium reportable as income $3,584.

(10) Includes (i) $11,316 allocated by the company's subsidiary, Logicon R & D Associates ("Logicon RDA"), to Mr. Dalton's account under the Logicon RDA Profit Sharing Plan; (ii) a $15,085 payment equal to the lost Logicon RDA Profit Sharing Plan allocation caused by IRS limitations; (iii) $6,811 allocated by the company to Mr. Dalton's account under the company's Employee Stock Purchase Plan; and (iv) the portion of the Group Term Life Insurance Premium reportable as income $10,057.

(11) Includes (i) $9,865 allocated by the company's subsidiary, Logicon Eagle Technology, Inc., to Dr. Harvey's account under the Logicon Eagle Technology Profit Sharing Plan; (ii) a $13,046 payment equal to the lost Logicon Eagle Technology Profit Sharing Plan allocation caused by IRS limitations; (iii) $6,540 allocated by the company to Dr. Harvey's account under the company's Employee Stock Purchase Plan; and (iv) the portion of the Group Term Life Insurance Premium reportable as income $3,592.

(12) Includes (i) $12,955 allocated by the company to Mr. Webster's account under the company's Profit Sharing Plan; (ii) a $12,770 payment equal to the lost company Profit Sharing Plan allocation caused by IRS limitations; and (iii) the portion of the Group Term Life Insurance Premium reportable as income $3,095.

STOCK OPTIONS

  Under the company's 1992 Employee Incentive Stock Option Plan, key employees are selected by the Executive Compensation Committee to receive option awards to purchase the company's common stock at a price fixed to the market price on the date of the option award. The options awarded under this plan are intended to be incentive stock options as that term is defined by Section 422 of the Internal Revenue Code. During fiscal year 1997, there were no stock options granted to and no stock options exercised by any of the Named Executive Officers. The following table summarizes the value of options held by the Named Executive Officers at the end of fiscal year 1997.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                    NUMBER OF
                                                   UNEXERCISED      VALUE OF
                                                   OPTIONS AT     UNEXERCISED
                                                       END        IN-THE-MONEY
                                                    OF FISCAL    OPTIONS AT END
                                                      YEAR       OF FISCAL YEAR
                                 SHARES               1997            1997(1)
                                ACQUIRED          ------------- ----------------
                                   ON     VALUE   EXERCISABLE/    EXERCISABLE/
NAME                            EXERCISE RECEIVED UNEXERCISABLE  UNEXERCISABLE
----                            -------- -------- ------------- ----------------
John R. Woodhull...............   None     None   8,556 / 5,844 $102,672/$70,128
Frank T. Cummings..............   None     None      0 / 0            0 / 0
James E. Dalton................   None     None      0 / 0            0 / 0
Dr. James F. Harvey............   None     None   6,100 / 0      73,200 / 0
Ralph L. Webster...............   None     None   5,200 / 0      62,400 / 0

--------
(1) Computed as the difference between the option exercise price and $35.375 (the closing market price of the company's stock at fiscal year end).

OTHER REMUNERATION PLANS

  Logicon has several benefit plans for employees and Executive Officers. The following narrative briefly describes each of the benefit plans in which the Executive Officers may participate:

  Logicon has a Profit Sharing Plan intended to provide benefits to qualifying long-term employees. Generally, eligible employees participate in this plan commencing one year after the date of their initial employment, subject to certain dollar amount limitations. Company contributions (which are determined annually by the Board of Directors upon review of the company's financial condition, its accumulated profits, and expected profits for the fiscal year just ended) and forfeitures are allocated to participants in proportion to their compensation and the number of years of a participant's continuous employment with the company, and become fully vested seven years after the end of the fiscal year in which such employment commenced. The amounts allocated under this plan in fiscal year 1997 to the Named Executive Officers' accounts are disclosed in the Summary Compensation Table.

  The company's subsidiary, Logicon R & D Associates ("Logicon RDA") has a Profit Sharing Plan intended to provide benefits to qualifying long-term employees. Generally, eligible employees participate in this plan commencing one year after the date of their initial employment, subject to certain dollar amount limitations. The Logicon RDA contributions (which are determined annually by the Logicon RDA Board of Directors upon review of the financial condition, accumulated profits, and expected profits for the fiscal year just ended) and forfeitures are allocated to participants in proportion to their compensation and the number of years of a participant's continuous employment with Logicon RDA, and become fully vested seven years after the end of the fiscal year in which such employment commenced. The amount allocated under this plan in fiscal year 1997 to Mr. Dalton's account is disclosed in the Summary Compensation Table.

  The company's subsidiary, Logicon Eagle Technology, Inc. ("Logicon Eagle Technology") has a Profit Sharing Plan intended to provide benefits to qualifying long-term employees. Generally, eligible employees participate in this plan commencing one year after the date of their initial employment, subject to certain dollar amount limitations. The Logicon Eagle Technology contributions (which are determined annually by the Logicon Eagle Technology Board of Directors upon review of the financial condition, accumulated profits, and expected profits for the fiscal year just ended) and forfeitures are allocated to participants in proportion to their compensation and the number of years of a participant's continuous employment with Logicon Eagle Technology and become fully vested seven years after the end of the fiscal year in which such employment commenced. The amount allocated under this plan in fiscal year 1997 to Dr. Harvey's account is disclosed in the Summary Compensation Table.

  The company's Employee Stock Purchase Plan allows all eligible employees of the company, and of the company's wholly-owned subsidiaries, to participate. Amounts voluntarily contributed by a participant may not exceed six percent of the employee's base salary. Under this plan the company will contribute 50 cents for each dollar contributed by the employee and apply such funds toward the purchase of the company's common stock. An employee must be a participant in the plan for two years before the company contribution vests in favor of the participant. Forfeitures serve to reduce the company contribution. The amounts allocated by the company under this plan in fiscal year 1997 to the Named Executive Officers' accounts are disclosed in the Summary Compensation Table.

  The Board of Directors has approved, and on April 13, 1993 (amended December
1996), the company entered into executive termination agreements with Frank T. Cummings, James E. Dalton, Dr. James F. Harvey, Ralph L. Webster, John R. Woodhull and three other Executive Officers who are not named in the Summary Compensation Table, which would provide, in substance, that if a change in control of Logicon were to occur without the Board of Directors approval sometime before the fifth year of the agreement and the Executive Officer's employment terminated for any reason whatsoever, he would receive, as severance compensation, a lump sum equal to three times the sum of his annual salary plus his annual bonus. The annual salary and annual bonus shall be the most recent amounts established by the Executive Compensation Committee prior to the change in control. In the event a change in control occurred during the current fiscal year and all such Executive Officers ended their employment with the company or were terminated, the maximum liability to the company would be approximately $8,944,164. The agreements also provide that if a change in control of Logicon were to occur with the Board of Directors approval sometime before the fifth year of the agreement and the Executive Officer did not voluntarily terminate his employment, he would receive monthly payments of one-twelfth (1/12) of the sum of his annual salary plus his most recent annual bonus paid immediately prior to the change in control, for a maximum of 24 months after the change in control.

LONG-TERM INCENTIVE PLAN AWARDS TABLE

  In 1979 Logicon first adopted the Performance Units Plan. The Plan was subsequently amended in June 1993, and in December 1996. Under this Plan, Executive Officers and key management employees may receive awards, made by the Executive Compensation Committee, which represent the right to receive a cash payment at the end of an "incentive period" of three consecutive fiscal years commencing with the first day of the fiscal year in which the units are awarded. Under the Plan the per unit value for awards made in fiscal year 1997 will range from $0 to $200 depending on the aggregate per share earnings for fiscal years 1997, 1998 and 1999. Payment under the Plan is based on the cumulative earnings of the company over the performance period. To receive the minimum payment of $50 per unit the company's cumulative earnings must correspond to a compound growth rate of six percent for the three year period. To receive a payment of $200 per unit the company's earnings must achieve a compound growth rate of 20 percent for the three year period.

  Upon a "change of control," the management performance units contingently awarded by the Executive Compensation Committee of the Board of Directors (the "Committee") will at the time of the "change of control" be redeemable in cash in an amount based on a cumulative quarterly earnings per share formula prescribed by the Committee in its discretion, provided that the value of a unit will not exceed $200 or be less than $0.

              PERFORMANCE UNITS PLAN--AWARDS IN LAST FISCAL YEAR

                                                     ESTIMATED FUTURE PAYOUTS
                                                      UNDER NON-STOCK PRICE-
                                                           BASED PLANS
                                                    ---------------------------
                                    PERFORMANCE OR
                                     OTHER PERIOD     [50]              [200]
                         NUMBER OF UNTIL MATURATION THRESHOLD TARGET   MAXIMUM
NAME                      UNITS(#)    OR PAYOUT      ($ OR #) ($ OR #) ($ OR #)
----                     --------- ---------------- --------- -------  --------
John R. Woodhull........   2,010     March, 1999    $100,500    N/A    $402,000
Frank T. Cummings.......     666     March, 1999      33,300    N/A     133,200
James E. Dalton.........     666     March, 1999      33,300    N/A     133,200
Dr. James F. Harvey.....     666     March, 1999      33,300    N/A     133,200
Ralph L. Webster........     574     March, 1999      28,700    N/A     114,800

BOARD COMPENSATION AND BENEFITS

  Non-Employee Directors are compensated at the rate of $1,300 per month, plus $1,300 for each board or committee meeting attended. Additionally, under agreements entered into on October 4, 1996, Non-Employee Directors retire at age 75. Under the terms of these agreements, which replace the previous agreements of December 9, 1994, Non-Employee Directors who have reached the age of 55 and resign or retire may elect to continue serving as a Director Emeritus to provide consulting services from time to time as requested. Under the terms of the agreements, a former Director will be entitled to receive amounts for a period equal to the lessor of 120 months or the number of months of service provided as a Non-Employee Director. The amount of the payment is based on the monthly amount that the former Director was receiving at the time of his retirement.

  Under the company's 1991 Stock Option Plan for Non-Employee Directors each person serving as a Non-Employee Director on February 8, 1991, received a grant of stock options for 6,500 shares of common stock of the company at the fair market value of such shares on that date. In addition, each Non-Employee Director received a grant of stock options for 750 shares of common stock of the company at the fair market value of such shares on February 8, 1994, and will receive the same number of shares each February 8 thereafter until the end of the Plan on February 8, 2001. The Plan also provides that, from August 5, 1991, until February 8, 2001, each new Non-Employee Director first elected after February 8, 1991, will receive a one-time grant of stock options on the date of such election for 6,500 shares of common stock of the company at the fair market value of such shares on that date. All of the above stock options will have a term of five years from the date of grant and will generally not become exercisable until two years from that date.

COMMITTEES OF THE BOARD

  The Board of Directors held six meetings during the fiscal year ended March 31, 1997. During that period, overall attendance at board and committee meetings was greater than 98 percent.

  The Audit Committee, which held two meetings during fiscal year 1997, consists of Messrs. Horngren, Jessup, Speers and Walden. The Audit Committee meets with the company's independent accountants, reviews external and internal audit plans and the company's financial controls, and reviews and approves in advance the scope of the audit and estimated fees for such audit services.

  The Executive Committee, which did not meet during fiscal year 1997, consists of Messrs. Jessup, Smith, Speers and Woodhull. The Executive Committee acts on behalf of the Board as appropriate.

  The Nominating Committee, which did not meet during fiscal year 1997, consists of Messrs. Smith, Speers and Woodhull. The Nominating Committee selects nominees for election to the Board.

  The Executive Compensation Committee, which held two meetings during fiscal year 1997, consists of Messrs. Hesburgh, Smith and Speers. The Executive Compensation Committee reviews and establishes remuneration arrangements for the Executive Officers of the company.

EXECUTIVE COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  No current Executive Officer of the company serves on the Executive Compensation Committee and there are no "interlocks", as defined by the Securities and Exchange Commission.

COMMON STOCK PERFORMANCE

  As part of the executive compensation information presented here, the Securities and Exchange Commission requires a line graph presentation comparing cumulative, five-year stockholder returns on an indexed basis with the S&P 500 Stock Index and either a nationally recognized industry standard or an index of peer companies selected by the company. The Board of Directors has approved the S&P Aerospace/Defense Index which has been used for purposes of the following performance comparison:

 COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN* AMONG LOGICON, INC., S&P 500
                      INDEX & S&P AEROSPACE/DEFENSE INDEX

                                    <GRAPH>

                                 1992    1993    1994    1995    1996    1997
                                ------- ------- ------- ------- ------- -------
LOGICON, INC...............     $100.00 $129.34 $166.21 $216.94 $418.86 $467.99
S&P 500 Index..............     $100.00 $115.23 $116.93 $135.13 $178.51 $213.89
S&P Aerospace/Defense
 Index.....................     $100.00 $113.25 $147.73 $177.93 $275.41 $320.40

AEROSPACE/DEFENSE INDEX

Boeing Company     Lockheed Martin     Northrop Grumman   Rockwell International
General Dynamics   McDonnell Douglas   Raytheon Company   United Technologies

  There can be no assurance that the company's stock performance will continue into the future with the same or similar trends depicted in the graph above. The company will not make nor endorse any predictions as to future stock performance.
--------
* Assumes $100 invested on March 31, 1992, and reinvestment of dividends.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

  The company is not aware of any person or group who beneficially owned more than five percent of its outstanding common stock on March 31, 1997.

SHARES OWNED BY DIRECTORS AND NAMED EXECUTIVE OFFICERS

  The following table shows the number of shares of the company's common stock deemed beneficially owned by each Director and Named Executive Officer and by all Directors and Named Executive Officers as a group on April 30, 1997. The percentage of ownership is calculated on the number of shares outstanding, including shares subject to options owned by such group. The shares held in trust for the benefit of participants in the Employee Stock Purchase Plan are voted by those Directors and Executive Officers who are the members of the Administration Committee for the Plan (see footnote (3) below). Accordingly, the 384,428 shares held by the Plan on April 30, 1997, have been included as beneficially owned.

                    COMMON STOCK DEEMED BENEFICIALLY OWNED
                     INCLUDING STOCK PURCHASE PLAN SHARES

                        NAME                         AMOUNT(1)    PERCENTAGE(2)
                        ----                         ---------    -------------
DIRECTORS:
  James L. Hesburgh.................................     8,000         0.1%
  Charles T. Horngren...............................    25,500         0.2
  W. Edgar Jessup, Jr...............................    53,119         0.4
  Charles F. Smith..................................    17,900         0.1
  Roland R. Speers..................................    43,500         0.3
  Robert G. Walden..................................     4,500         0.0
NAMED EXECUTIVE OFFICER AND DIRECTOR:
  John R. Woodhull..................................   988,846(3)      7.0(3)
NAMED EXECUTIVE OFFICERS:
  Frank T. Cummings.................................   201,104         1.4
  James E. Dalton...................................   133,959         1.0
  Dr. James F. Harvey...............................    82,120         0.6
  Ralph L. Webster..................................   137,563         1.0
All Directors and Named Executive Officers as a
 Group.............................................. 1,696,111        12.1

--------
(1) These amounts include 82,200 unissued shares subject to options owned by the Directors and Named Executive Officers. Options awarded prior to the August 23, 1995, two-for-one split of the company's stock have been adjusted.

(2) The shares subject to options described in the preceding footnote were added to the shares outstanding on April 30, 1997, for purposes of calculating this percentage.

(3) Includes 384,428 shares held by the Trustee of the Employee Stock Purchase Plan of Logicon, Inc., representing 2.7% of the total shares outstanding on April 30, 1997. Mr. Woodhull, as a member of the Employee Stock Purchase Plan Committee, votes these shares, which are purchased for, but not as yet distributed to, the participants in the Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

  Pursuant to the provisions of the 1979 Restricted Stock Purchase Plan, the company has loaned certain amounts to Executive Officers. All such loans are secured by the stock sold under the Plan and are held by the company until the loan plus interest (ranging between two and six percent) has been paid off.

  For each Executive Officer who had loans outstanding totaling in excess of $60,000 during fiscal year 1997 the amounts shown below reflect (i) the largest aggregate amount of such loans outstanding at any time during fiscal year 1997 and (ii) the loan amounts outstanding as of April 30, 1997. For Messrs. Cummings, Dalton, Ericson, Hartwick, Harvey, Mitchell, Webster and Woodhull, the amounts are (i) $508,925, $508,925, $127,026, $412,184,
$382,883, $262,631, $325,112 and $938,097, respectively, and (ii) $508,925,
$508,925, $127,026, $412,184, $305,230, $262,631, $325,112 and $938,097,
respectively.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (A) 1 & 2. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES:

  The Consolidated Financial Statements, together with the report thereon of Independent Accountants dated May 22, 1997, are presented on pages 15 through 28 of this 1997 Form 10-K Annual Report.

  No financial statement schedules are required to be filed as part of this report. The Consent of Independent Accountants to Incorporation by Reference of Reports in Continuous Offerings on Form S-8 is located on page 44 of this report.

  3. EXHIBITS:

  See index of exhibits on page 45.

  (B) REPORTS ON FORM 8-K:

  No reports on Form 8-K were filed during the last quarter of fiscal year
1997.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LOGICON, INC.
                                          by

                                          /s/ J. R. Woodhull
                                          -------------------------------------
                                          J. R. Woodhull, President and
                                             Chief Executive Officer

             SIGNATURES                          TITLE                    DATE
             ----------                          -----                    ----

(1) PRINCIPAL EXECUTIVE OFFICER:

        /s/ J. R. Woodhull           President and                    May 28, 1997
____________________________________  Chief Executive Officer
           J. R. Woodhull

(2) PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

       /s/ Ralph L. Webster          Vice President--                 May 28, 1997
____________________________________  Chief Financial Officer
          Ralph L. Webster

(3) DIRECTORS:

      /s/ James L. Hesburgh          Director                         May 28, 1997
____________________________________
         James L. Hesburgh

     /s/ Charles T. Horngren         Director                         May 28, 1997
____________________________________
        Charles T. Horngren

     /s/ W. Edgar Jessup, Jr.        Director                         May 28, 1997
____________________________________
        W. Edgar Jessup, Jr.

       /s/ Charles F. Smith          Director                         May 28, 1997
____________________________________
          Charles F. Smith

       /s/ Roland R. Speers          Director                         May 28, 1997
____________________________________
          Roland R. Speers

       /s/ Robert G. Walden          Director                         May 28, 1997
____________________________________
          Robert G. Walden

        /s/ J. R. Woodhull           Director                         May 28, 1997
____________________________________
           J. R. Woodhull

                      CONSENT OF INDEPENDENT ACCOUNTANTS

  We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statement on Forms S-8 (Nos. 2-82905, 2-82906, 2-82907, 33-45813 and 33-45815) of our report dated May 22, 1997, appearing on page 28 of this Form 10-K Annual Report.

PRICE WATERHOUSE LLP

Costa Mesa, California
May 27, 1997

                                 LOGICON, INC.

                               INDEX OF EXHIBITS

 EXHIBIT
   NO.                               DESCRIPTION
 -------                             -----------
   3     Articles of Incorporation and By-laws:
         (a)  Certificate of Incorporation(2)
         (b)  First amendment to the Certificate of Incorporation(5)
         (c)  Second amendment to the Certificate of Incorporation(6)
         (d)  Third amendment to the Certificate of Incorporation(7)
         (e)  By-laws with Amendment(3)
         (f)  Second amendment to the By-laws(5)
         (g)  Third amendment to the By-laws(6)
         (h)  Fourth amendment to the By-laws(7)
         (i)  Fifth amendment to the By-laws(7)
         (j)  Sixth amendment to the By-laws(9)
         (k)  Seventh amendment to the By-laws(9)
         (l)  Eighth amendment to the By-laws(12)
         (m)  Ninth amendment to the By-laws(13)
         (n)  Tenth and Eleventh amendment to the By-laws(14)

   4     Instruments defining rights of security holders:
         (a) Common Stock Certificate(6)
         (b) Stockholder Rights Plan(8)

   9     Voting trust agreement:
         (a) Trust agreement for Employee Stock Purchase
             Plan of Logicon, Inc. together with designation of Sanwa Bank California as trustee(3)

  10     Material Contracts:
         (a) 1979 Restricted Stock Purchase Plan(1)
         (b) 1979 Performance Units Plan(2)
         (c) 1982 Incentive Stock Option Plan(4)
         (d) 1991 Stock Option Plan for Non-Employee Directors(10)
         (e) 1992 Employee Incentive Stock Option Plan(11)
         (f) Agreement and Plan of Merger dated as of May 4, 1997, among
             Northrop Grumman Corporation,  Logicon, Inc., and NG Acquisition,
             Inc.(15)

  11     Statement regarding computation of earnings per share(15)

  21     Subsidiaries of the registrant(15)

  23     Consents of experts and counsel:
         (a) Consent of Independent Accountants (Included herewithin on page
         44)

  27     Financial Data Schedule(15)

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

(11) Filed with the Securities and Exchange Commission in Form S-8 on February 19, 1992, registration No. 33-45813.

(12) Filed with the Securities and Exchange Commission in Form 10-K on June 21, 1993, registration No. 1-7777.

(13) Filed with the Securities and Exchange Commission in Form 10-K on June 24, 1994, registration No. 1-7777.

(14) Filed with the Securities and Exchange Commission in Form 10-K on June 26, 1995, registration No. 1-7777.

(15) Filed with the Securities and Exchange Commission in Form 10-K on May 30, 1997, registration No. 1-7777.